Form 10-Q
period 1997-09-30
GLASSTECH INC
filed 1997-11-13
CIK 857565

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                      For Quarter Ended September 30, 1997

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                                 GLASSTECH, INC.
             (Exact name of registrant as specified in its charter)

Delaware                               333-34391                  13-3440225
--------                               ---------                  ----------
(State or other jurisdiction      (Commission File No.)         (IRS Employer
of incorporation or                                          Identification No.)
organization)


       Ampoint Industrial Park, 995 Fourth Street, Perrysburg, Ohio 43551
               (Address of principal executive offices) (Zip Code)

                                  419-661-9500
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes _____        No __x___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.01 par value - 1,000 shares at November 12, 1997.

                         PART I - FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

The condensed consolidated financial statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements. Accordingly they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in Amendment No. 2 to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on October 29, 1997. The interim results of operations are not necessarily indicative of results for the entire year.


                                                          GLASSTECH, INC.
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (DOLLARS IN THOUSANDS)

                                                                                            SUCCESSOR            PREDECESSOR
                                                                                             COMPANY               COMPANY
                                                                                             -------              --------
                                                                                          SEPTEMBER 30,            JUNE 30,
                                                                                              1997                  1997
                                                                                          -------------          -----------
                                                                                           (UNAUDITED)
                                                                                                     (SEE NOTE 1)
                                      ASSETS
Current assets:
  Cash and cash equivalents                                                               $  10,273              $  51,805
  Restricted cash                                                                              --                    1,529
  Accounts receivable:
      Contracts:
           Uncompleted, including unbilled amounts of $1,569
                ($2,188 at June 30, 1997)                                                     3,950                  3,652
            Completed, less allowance of $101 for doubtful
                 accounts                                                                     1,777                  1,676
      Trade, less allowance of $40 for doubtful accounts                                      1,965                  1,530
                                                                                          ---------              ---------
                                                                                              7,692                  6,858

  Inventory                                                                                   3,561                  4,265
  Prepaid expenses                                                                              467                    481
                                                                                          ---------              ---------
        Total current assets                                                                 21,993                 64,938

Property, plant and equipment, net                                                            8,001                  8,390

Other assets:
    Patents, less accumulated amortization of $432
          ($4,317 at June 30, 1997)                                                          17,851                 18,283
    Goodwill, less accumulated amortization of $658                                          51,456                   --
    Reorganization value in excess of amounts allocable to
         identifiable assets, less accumulated amortization
         of $1,599 at June 30, 1997                                                            --                    7,583
    Deferred financing costs and other                                                        4,890                    170
                                                                                          ---------              ---------
       Total other assets                                                                    74,197                 26,036
                                                                                          ---------              ---------
                                                                                          $ 104,191              $  99,364
                                                                                          =========              =========

                       LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                                                        $   2,379              $   3,413
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                                                    11,422                 10,720
  Accrued liabilities                                                                         8,862                 11,287
                                                                                          ---------              ---------
       Total current liabilities                                                             22,663                 25,420

Long-term debt                                                                               69,277                 42,000

Nonpension postretirement benefit obligation                                                    411                  2,712

Shareholder's equity:
  Common stock $.01 par value; 1,000 shares authorized and
     issued (10,000,000 shares authorized and 1,004,119
     issued at June 30, 1997)                                                                  --                       10
  Additional capital                                                                         15,750                 20,377
  Retained earnings                                                                             118                  8,845
                                                                                          ---------              ---------
                                                                                             15,868                 29,232
  Shareholder's basis reduction                                                              (4,028)                  --
                                                                                          ---------              ---------
        Net shareholder's equity                                                             11,840                 29,232
                                                                                          ---------              ---------
                                                                                          $ 104,191              $  99,364
                                                                                          =========              =========


                             See accompanying notes




                                 GLASSTECH, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                       SUCCESSOR      PREDECESSOR
                                                        COMPANY         COMPANY
                                                     ---------------  ------------
                                                      PERIOD FROM     THREE MONTHS
                                                     JULY 2, 1997 TO     ENDED
                                                      SEPTEMBER 30,   SEPTEMBER 30,
                                                          1997           1996
                                                     ---------------  ------------
                                                              (SEE NOTE 1)

Net revenue                                            $ 16,362        $ 20,954
Cost of goods sold                                        8,539          12,324
                                                       --------        --------
Gross profit                                              7,823           8,630

Selling, general and administrative expenses              2,758           3,008
Research and development expenses                         1,006             988
Amortization expense                                      1,090             602
                                                       --------        --------
Operating profit                                          2,969           4,032

Interest expense                                         (2,414)         (1,050)
Other income, net                                            84             555
                                                       --------        --------
Income before income taxes                                  639           3,537

Income taxes not payable in cash                           (521)         (1,270)
                                                       --------        --------

Net income                                             $    118        $  2,267
                                                       ========        ========


                             See accompanying notes.



                                                          GLASSTECH, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (DOLLARS IN THOUSANDS)
                                                            (UNAUDITED)

                                                                                         SUCCESSOR          PREDECESSOR
                                                                                          COMPANY             COMPANY
                                                                                          -------             -------
                                                                                        PERIOD FROM        THREE MONTHS
                                                                                      JULY 2, 1997 TO          ENDED
                                                                                       SEPTEMBER 30,       SEPTEMBER 30,
                                                                                           1997                1996
                                                                                      -------------        ------------
                                                                                                  (SEE NOTE 1)
OPERATING ACTIVITIES:
Net income                                                                              $    118            $  2,267
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                                       1,659               1,012
       Income taxes not payable in cash                                                      521               1,270
       Nonpension postretirement benefit obligation cost in
           excess of payments                                                                 20                  90
       Accretion of debt discount                                                             27                --
       Other                                                                                --                     2
       Changes in assets and liabilities affecting operations:
           Restricted cash                                                                 1,529                (149)
           Accounts receivable                                                              (563)             (1,170)
           Inventory                                                                         944                (890)
           Prepaid expenses                                                                  (31)               (153)
           Accounts payable                                                               (1,308)                920
           Billings in excess of costs and estimated earnings
              on uncompleted contracts                                                       530              (2,007)
           Accrued liabilities                                                             1,562              (1,869)
                                                                                        --------            --------
Net cash provided by (used in) operating activities                                        5,008                (677)

INVESTING ACTIVITIES:
Net assets purchased                                                                     (74,828)               --
Increase in long-term notes receivables                                                     (656)               --
Additions to property, plant and equipment                                                   (24)               (126)
Other                                                                                         (7)                  5
                                                                                        --------            --------
Net cash used in investing activities                                                    (75,515)               (121)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt and related
   warrants                                                                               70,000                --
Proceeds from issuance of stock                                                           15,000                --
Deferred financing costs                                                                  (4,220)               --
                                                                                        --------            --------
Net cash provided by financing activities                                                 80,780                --
                                                                                        --------            --------

Increase (decrease) in cash and cash equivalents                                          10,273                (798)
Cash and cash equivalents at beginning of period                                            --                43,815
                                                                                        --------            --------
Cash and cash equivalents at end of period                                              $ 10,273            $ 43,017
                                                                                        ========            ========

Supplemental disclosure of cash information:
     Cash paid (received) during the period for the following:
          Interest                                                                      $   --              $  2,100
                                                                                        ========            ========
          Income taxes                                                                  $   (272)           $   --
                                                                                        ========            ========



                             See accompanying notes.




                                                          GLASSTECH, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                                      (DOLLARS IN THOUSANDS)

                                                                                                     SHAREHOLDER'S
                                                       COMMON STOCK         ADDITIONAL     RETAINED      BASIS
                                                   SHARES        AMOUNT       CAPITAL      EARNINGS    REDUCTION      TOTAL
                                                   ------        ------       -------      --------    ---------      -----
                                                                                                      (SEE NOTE 1)
PREDECESSOR COMPANY
Balance, June 30, 1996                              1,000       $    10       $20,295      $ 2,347      $   --         $22,652

   Net income                                                                                6,498                       6,498

   Sale of common stock                                 4          --              82                                       82
                                                  -------       -------       -------      -------      --------       -------

Balance, June 30, 1997 (audited)                    1,004       $    10       $20,377      $ 8,845      $   --         $29,232
                                                  =======       =======       =======      =======      ========       =======


SUCCESSOR COMPANY
   Issuance of common stock                             1          --          15,750                                   15,750

   Shareholder's basis reduction                                                                          (4,028)       (4,028)

   Net income                                                                                  118                         118
                                                  -------       -------      -------      --------       -------       -------

Balance, September 30, 1997 (unaudited)                 1       $  --         $15,750      $   118      $ (4,028)      $11,840
                                                  =======       =======       =======      =======      ========       =======



                             See accompanying notes.

                                 GLASSTECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Basis of Presentation

         Effective July 2, 1997, Glasstech, Inc. (the "Company") was acquired by Glasstech Holding Co. ("Holding") (the "Transaction"). In connection with the Transaction, Holding, a holding company formed for the purpose of completing the Transaction, acquired all of the outstanding stock of the Company through a merger of a wholly-owned subsidiary into the Company. The acquisition was accounted for under the purchase method of accounting for financial reporting purposes and an initial allocation of the purchase price to the underlying net assets acquired has been made. The Transaction resulted in the Company having substantial goodwill, increased debt and a significant reduction in cash.

         As a result of the Transaction, the financial position and results of operations of the Company subsequent to the Transaction are not necessarily comparable to the amounts prior to the Transaction. In the accompanying condensed consolidated financial statements, the Company's financial position and results of operations prior to the Transaction are indicated as relating to the "Predecessor Company" while the financial position and results of operations subsequent to the Transaction are indicated as relating to the "Successor Company."

         In connection with accounting for the Transaction, the Company applied the provisions of Emerging Issues Task Force Issue 88-16 (EITF 88-16), whereby the carryover equity interests of certain shareholders from the Predecessor Company to the Successor Company were recorded at their predecessor basis. As a result, shareholder's equity of the Successor Company has been reduced by $4.028 million with a corresponding reduction to the assigned values of the net assets acquired.

         The condensed consolidated balance sheet at June 30, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.       Notes Payable and Long-Term Debt

         In connection with the Transaction, the Company issued $70 million of 12 3/4% Senior Notes due 2004 (the "Senior Notes"). In connection with the issuance of the Senior Notes, the Company issued warrants to the purchasers of the Senior Notes for the purchase of approximately 877 shares of common stock of Holding. Interest on the Senior Notes is payable semi-annually on each January 1 and July 1 beginning January 1, 1998. The terms of the Senior Notes do not require any scheduled principal payments prior to maturity.

         The Company also entered into a $10 million Revolving Credit Facility in connection with the Transaction. Subject to certain conditions, the Revolving Credit Facility provides for an initial borrowing availability of $8 million. The Revolving Credit Facility expires on June 30, 2007, and provides for interest on outstanding borrowings at the LIBOR rate payable semi-annually. At September 30, 1997, the Company had no outstanding borrowings under the Revolving Credit Facility.

         The terms of both the Senior Notes and Revolving Credit Facility provide for various restrictive covenants including the maintenance of certain financial ratios and tests and the restriction of certain payments and business activities. At September 30, 1997, the Company was in compliance with all material covenants in the Revolving Credit Facility and the Senior Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth the amounts and the percentage of total net revenue of certain revenue and expense items for the periods indicated (dollars in thousands).

                                                             SUCCESSOR                             PREDECESSOR
                                                              COMPANY                                COMPANY
                                                              -------                                -------
                                                            PERIOD FROM                         THREE MONTHS ENDED
                                                    JULY 2, 1997 TO SEPTEMBER 30,                  SEPTEMBER 30,
                                                               1997                                    1996
                                                    -----------------------------         ---------------------------
Net Revenue
     Original Equipment                              $10,180               62.2%          $13,513               64.5%
     Aftermarket                                       6,182               37.8             7,441               35.5
                                                     -------            -------           -------            -------
         Total Net Revenue                            16,362              100.0            20,954              100.0
Cost of Goods Sold                                     8,539               52.2            12,324               58.8
                                                     -------            -------           -------            -------
Gross Profit                                           7,823               47.8             8,630               41.2
Selling, general & administrative                      2,758               16.9             3,008               14.4
Research & development expenses                        1,006                6.1               988                4.7
Amortization expense                                   1,090                6.7               602                2.9
                                                     -------            -------           -------            -------
         Operating profit                            $ 2,969               18.1%          $ 4,032               19.2%
                                                     =======            =======           =======            =======

         EBITDA                                      $ 4,471               27.3%          $ 5,044               24.1%
                                                     =======            =======           =======            =======


RESULTS OF OPERATIONS

PERIOD FROM JULY 2, 1997 TO SEPTEMBER 30, 1997 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Net revenue for the period ended September 30, 1997 decreased $4,592 or 21.9%, to $16,362 from $20,954 for the three months ended September 30, 1996. Original Equipment revenue decreased $3,333 or 24.7% to $10,180 for the period ended September 30, 1997 compared to $13,513 for the three months ended September 30, 1996, resulting primarily from a decrease in automotive Original Equipment revenue. Automotive Original Equipment revenue for the three months ended September 30, 1996 was unusually high because the manufacture of several units for export to China were accelerated to meet customer imposed importation deadlines of December 31, 1996. Aftermarket revenue decreased $1,259, or 16.9%, to $6,182 for the period ended September 30, 1997 from $7,441 for the three months ended September 30, 1996 due primarily to a reduction in retrofit revenue. Generally, retrofit revenue fluctuates based on customer demands and is influenced by a variety of factors, including economic conditions and the customers' retrofit schedules.

A significant portion of the Company's net revenue is generated from customers outside the United States. For the period ended September 30, 1997, Original Equipment revenue from foreign customers was $7,965 (78.2% of total Original Equipment revenue) as compared to $11,388 (84.3% of total Original Equipment revenue) for the three months ended September 30, 1996. The percentage of Aftermarket revenue from foreign customers decreased to 53.9% of total Aftermarket revenue for the period ended September 30, 1997 compared to of 69.6% for the three months ended September 30, 1996. The portion of the Company's net revenue generated from customers outside the United States can fluctuate from time to time depending on location of contract signings.

Although gross profit declined by $807 for the period ended September 30, 1997 as compared to the three months ended September 30, 1996, gross margin increased from 41.2% to 47.8% as a result of a more favorable product mix for the period ended September 30, 1997. Given the inherent uncertainty in the timing of receipt of orders by the

Company, the gross margin for the period ended September 30, 1997 may not be indicative of what the gross margin will be for the remainder of the year.

Selling, general and administrative expenses decreased $250, or 8.3%, to $2,758 for the period ended September 30, 1997 from $3,008 for the three months ended September 30, 1996. The decrease is primarily the result of decreases in professional fees and directors' fees and expenses.

Research and development expenses were $1,006 for the period ended September 30, 1997 and $988 for the three months ended September 30, 1996.

Amortization expense increased $488, or 81.1%, to $1,090 for the period ended September 30, 1997 from $602 for the three months ended September 30, 1996. The increase in amortization expense resulted from the amortization of goodwill arising from the Transaction.

Operating profit decreased $1,063, or 26.4%, to $2,969 for the period ended September 30, 1997 from $4,032 for the three months ended September 30, 1996. The decrease in operating profit was the result of a decrease in net revenue and gross profit and an increase in amortization expense.

Interest expense increased $1,364 to $2,414 for the period ended September 30, 1997 from $1,050 for the three months ended September 30, 1996 as a result of the increased debt and a higher interest rate beginning July 2, 1997. Other income, net, which is comprised primarily of interest income, decreased $471 to $84 for the period ended September 30, 1997 from $555 for the three months ended September 30, 1996 due to reduced cash balances subsequent to July 2, 1997.

The Company's effective tax rate for the period ended September 30, 1997 and the three months ended September 30, 1996 was 81.5% and 35.9%, respectively. These amounts differ from the Company's statutory tax rate due to the effects of certain amounts not deductible for income tax purposes, consisting primarily of goodwill amortization. As a result of the Transaction, amortization expense related to goodwill has increased significantly, resulting in the increased effective tax rate in the current period. However, due to the Company's current tax position, including available net operating loss carryforwards, income taxes currently payable in cash will not be significant.

Net income decreased $2,149 to $118 for the period ended September 30, 1997 compared to $2,267 for the three months ended September 30, 1996. This decrease was due to decreased operating profit and increased interest expense.

EBITDA, which is defined as operating profit plus depreciation and amortization, decreased $573, or 11.4%, to $4,471 for the period ended September 30, 1997 from $5,044 for the three months ended September 30, 1996. The decrease in EBITDA was the result of a decrease in net revenue and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources were significantly impacted by the Transaction. The Company's primary sources of liquidity are funds provided by operations and amounts available under its Revolving Credit Facility. The Senior Notes do not require any principal payments prior to maturity. The Revolving Credit Facility will be used to fund working capital requirements as needed and to secure standby letters of credit, which totaled $766 at September 30, 1997. At September 30, 1997, the Company was in compliance with all material covenants in the Revolving Credit Facility and the Senior Notes.

Net cash provided by operating activities can vary significantly from quarter to quarter or year to year due to the number of new system signings, the amount and timing of new system payments, and revenue recognition on these systems. In most instances, progress payments on new system orders are invoiced or received in advance of revenue recognition. When progress payments are invoiced or received in advance of such revenue recognition, the Company increases current liabilities represented by its billings in excess of costs and estimated earnings on uncompleted contracts. When the revenue is earned, the Company recognizes the revenue and reduces the billings in excess of costs and estimated earnings on uncompleted contract balances. Due to the timing of receipt of cash progress payments and the revenue recognized on previous system signings and the release of $1,529 of cash previously used to collateralize standby letters of credit, net cash provided by operating activities for the three months ended September 30, 1997 was $5,008, whereas for the three months ended September 30, 1996, net cash used in operating activities was $677. The reduced level of net cash provided by operating activities for the period ended September 30, 1996 was principally the result of the significant number of new system progress payments received in the quarter ending June 30, 1996.

The Company has a backlog (on a percentage of completion basis) at September 30, 1997 of approximately $30,832 as compared to $30,307 at June 30, 1997. The Company expects to complete this backlog within the next twelve months.

Capital expenditures, including demonstration furnaces classified as fixed assets, were $24 for the period ended September 30, 1997 compared to $126 for the three months ended September 30, 1996. Future capital expenditures, excluding demonstration furnaces, used to replace or improve operating equipment and facilities are estimated to approximate $1,500 per year. In addition, the Company intends to make periodic replacements and improvements on demonstration furnaces which are used for customer demonstrations and research and development purposes. Demonstration furnaces, which outlive their usefulness for customer demonstrations or research and development purposes, or both, may be refurbished and sold or put to other applicable uses.

As of June 30, 1997, the Company had net operating loss ("NOL") carryforwards for regular and alternative minimum tax purposes of approximately $21,045 and $17,517, respectively, which expire in the years 2009 and 2011. These NOL's are subject to annual usage limitations.

Although the Company's ability to generate cash will be affected by the Transaction, management believes that internally generated funds, together with amounts available under the Revolving Credit Facility, will be sufficient to satisfy the Company's operating cash requirements, capital expenditure requirements and make required payments under the Revolving Credit Facility and scheduled interest payments on the Senior Notes. However, the ability of the Company to satisfy its obligations will ultimately be dependent upon the Company's future financial and operating performance and upon its ability to renew or refinance borrowings or to raise additional equity capital as necessary. The Company's business is subject to rapid fluctuations due to changes in the world markets for the end products produced by its equipment (largely in the cyclical markets of automobiles and construction), currency fluctuations, geopolitical events and other macroeconomic forces largely beyond the ability of the Company to predict or control. Management is not currently aware of any trends, demands, commitments or uncertainties which will or which are reasonably likely to result in a material change in the Company's liquidity.

                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

         The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial statements of the Company.

ITEM 5.       OTHER INFORMATION

              CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOUR" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         Certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements included in this Quarterly Report on Form 10-Q, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results and events may differ materially from those projected, forecasted or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all businesses, as well as matters that are specific to the Company and the markets it serves.

         General risks that may impact the achievement of such forecasts include compliance with new laws and regulations; significant raw material price fluctuations; currency exchange rate fluctuations; business cycles; and political uncertainties. Specific risks to the Company include risk of recession in the economies in which its products are sold, such as the automotive industry; the concentration of a substantial percentage of the Company's sales with a few major customers; timing of new system orders and the timing of payments due on such orders; changes in installation schedules, which could lead to deferral of progress payments or unanticipated production costs; new or emerging technologies from current competitors, customers and others; competition from current competitors, customer in-house engineering departments and others; and the emergence of a substitute for glass. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits
             --------

        2.1*    Agreement and Plan of Merger
        2.2*    Amendment to Agreement and Plan of Merger
        3.1*    Restated Certificate of Incorporation of the Registrant
        3.2*    By-laws of the Registrant 4.1* Indenture (including form of
                Note)
        4.2*    First Supplemental Indenture
       10.1*    Financing and Security Agreement between NationsBank, N.A. and the Registrant
       10.2*    Plant and Office Lease

        10.3*   Warehouse Lease
        10.4*   Advisory Agreement between the Registrant and Key Equity Capital
                Corporation
        10.5*   Form of Exchange Agent Agreement between United States Trust
                Company of New York and the Registrant
        10.6*   Employment Agreement among Glasstech Holding Co., the Registrant and John S. Baxter
        10.7*   Employment Agreement among Glasstech Holding Co., the Registrant and Mark D. Christman
        10.8*   Employment Agreement among Glasstech Holding Co., the Registrant and Larry E. Elliott
        10.9*   Employment Agreement among Glasstech Holding Co., the Registrant and Ronald A. McMaster
        10.10*  Employment Agreement among Glasstech Holding Co., the Registrant and James P. Schnabel, Jr.
        10.11*  Employment Agreement among Glasstech Holding Co., the Registrant and Diane S. Tymiak
        10.12*  Employment Agreement among Glasstech Holding Co., the Registrant and Kenneth H. Wetmore
        10.13*  Securities Purchase Agreement between the Registrant, as successor to Glasstech Sub Co., and CIBC Wood Gundy Securities
                Corp.
        10.14*  Registration Rights Agreement between the Registrant, as successor to Glasstech Sub Co., and CIBC Wood Gundy Securities
                Corp.
        25.1*   Statement of Eligibility and Qualification on Form T-1 Under the
                Trust Indenture Act of 1939 of United States Trust Company of
                New York, as Trustee Under the Indenture
        27.1**  Financial Data Schedule

*Incorporated by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-34391) (the "Form S-4") filed on August 26, 1997. Each of the above exhibits has the same exhibit number in the Form S-4.


**Filed herewith.

        (b) No reports on Form 8-K were filed during the first quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GLASSTECH, INC.
Date:  November 12, 1997            By:    /s/ Diane S. Tymiak
    --------------------               ---------------------------------------
                                    Diane S. Tymiak
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting Officer)



                                    By:    /s/ Mark D. Christman
                                       ---------------------------------------
                                    Mark D. Christman
                                    President