Form 10-Q
period 1997-12-31
GLASSTECH INC
filed 1998-02-12
CIK 857565

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                       FOR QUARTER ENDED DECEMBER 31, 1997

                                       OR

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934


                                 GLASSTECH, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                       333-34391               13-3440225
----------------------------     ---------------------     -------------------
(STATE OR OTHER JURISDICTION     (COMMISSION FILE NO.)        (IRS EMPLOYER
   OF INCORPORATION OR                                      IDENTIFICATION NO.)
       ORGANIZATION)


       AMPOINT INDUSTRIAL PARK, 995 FOURTH STREET, PERRYSBURG, OHIO 43551
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                  419-661-9500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
     SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                                       -----   -----

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK, $.01 PAR VALUE - 1,000 SHARES AT FEBRUARY 10, 1998.

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

                                 GLASSTECH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                               SUCCESSOR     PREDECESSOR
                                                                COMPANY        COMPANY
                                                              DECEMBER 31,     JUNE 30,
                                                                  1997            1997
                                                              ------------     --------
                                                               (UNAUDITED)
                                                                      (SEE NOTE 1)
                         ASSETS
Current assets:
  Cash and cash equivalents                                      $  15,023      $51,805
  Restricted cash                                                       --        1,529
  Accounts receivable:
      Contracts:
           Uncompleted, including unbilled amounts of $2,140
                ($2,188 at June 30, 1997)                            3,546        3,652
            Completed, less allowance of $101 for doubtful
                 accounts                                            1,151        1,676
       Trade, less allowance of $40 for doubtful accounts            1,801        1,530
                                                                 ---------      -------
            Total accounts receivable                                6,498        6,858
  Inventory                                                          3,715        4,265
  Prepaid expenses                                                     450          481
                                                                 ---------      -------
        Total current assets                                        25,686       64,938

Property, plant and equipment, net                                   7,786        8,390

Other assets:
    Patents, less accumulated amortization of $863
          ($4,317 at June 30, 1997)                                 17,419       18,283
    Goodwill, less accumulated amortization of $1,315               50,104           --
    Reorganization value in excess of amounts allocable to
         identifiable assets, less accumulated amortization
         of $1,599 at June 30, 1997                                     --        7,583
     Deferred financing costs and other                              4,783          170
                                                                 ---------      -------
         Total other assets                                         72,306       26,036
                                                                 ---------      -------
                                                                 $ 105,778      $99,364
                                                                 =========      =======
          LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                               $   1,929      $ 3,413
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                           11,430       10,720
  Accrued liabilities                                               10,710       11,287
                                                                 ---------      -------
     Total current liabilities                                      24,069       25,420

Long-term debt                                                      69,304       42,000
Nonpension postretirement benefit obligation                           406        2,712
Shareholder's equity:
  Common stock $.01 par value; 1,000 shares authorized
     and issued (10,000,000 shares authorized and
     1,004,119 issued at June 30, 1997)                                 --           10
  Additional capital                                                15,750       20,377
  Retained earnings                                                    277        8,845
                                                                 ---------      -------
                                                                    16,027       29,232
  Shareholder's basis reduction                                     (4,028)          --
                                                                 ---------      -------
        Net shareholder's equity                                    11,999       29,232
                                                                 ---------      -------
                                                                 $ 105,778      $99,364
                                                                 =========      =======

                             See accompanying notes.

                                 GLASSTECH, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                   SUCCESSOR        PREDECESSOR       SUCCESSOR        PREDECESSOR
                                                    COMPANY           COMPANY          COMPANY           COMPANY
                                                  ------------      ------------   ---------------     ------------
                                                  THREE MONTHS      THREE MONTHS     PERIOD FROM       SIX MONTHS
                                                     ENDED             ENDED       JULY 2, 1997 TO       ENDED
                                                  DECEMBER 31,      DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                                      1997             1996             1997              1996
                                                  ------------      ------------   ---------------     ------------
                                                                           (SEE NOTE 1)
Net revenue                                          $ 15,648          $ 18,865        $ 32,010        $ 39,819
Cost of goods sold                                      7,791            10,613          16,330          22,937
                                                     --------          --------        --------        --------
Gross profit                                            7,857             8,252          15,680          16,882
Selling, general and administrative expenses            2,682             2,912           5,440           5,920
Research and development expenses                       1,000               994           2,006           1,982
Amortization expense                                    1,089               568           2,179           1,170
                                                     --------          --------        --------        --------
Operating profit                                        3,086             3,778           6,055           7,810

Interest expense                                       (2,389)           (1,050)         (4,803)         (2,100)
Other income, net                                         157               547             241           1,102
                                                     --------          --------        --------        --------
Income before income taxes                                854             3,275           1,493           6,812
Income taxes not payable in cash                         (695)           (1,075)         (1,216)         (2,345)
                                                     --------          --------        --------        --------
Net income                                           $    159          $  2,200        $    277        $  4,467
                                                     ========          ========        ========        ========



                             See accompanying notes.

                                 GLASSTECH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                      SUCCESSOR         PREDECESSOR
                                                                       COMPANY            COMPANY
                                                                   ---------------      ------------
                                                                     PERIOD FROM         SIX MONTHS
                                                                   JULY 2, 1997 TO         ENDED
                                                                     DECEMBER 31,       DECEMBER 31,
                                                                         1997               1996
                                                                   ---------------      ------------
                                                                              (SEE NOTE 1)
OPERATING ACTIVITIES:
Net income                                                             $    277          $  4,467
Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
       Depreciation and amortization                                      3,316             1,984
       Income taxes not payable in cash                                   1,216             2,345
       Nonpension postretirement benefit obligation cost in
           excess of payments                                                15               180
       Accretion of debt discount                                            54                --
       Other                                                                 --                (2)
       Changes in assets and liabilities affecting operations:
           Restricted cash                                                1,529              (502)
           Accounts receivable                                              631            (6,033)
           Inventory                                                        790            (2,100)
           Prepaid expenses                                                 (14)             (398)
           Accounts payable                                              (1,758)           (1,102)
           Billings in excess of costs and estimated earnings
              on uncompleted contracts                                      538             1,185
           Accrued liabilities                                            3,410            (1,147)
                                                                       --------          --------
Net cash provided by (used in) operating activities                      10,004            (1,123)

INVESTING ACTIVITIES:
Net assets purchased                                                    (74,828)               --
Increase in long-term notes receivables                                    (656)               --
Additions to property, plant and equipment                                 (227)             (330)
Other                                                                        (1)               10
                                                                       --------          --------
Net cash used in investing activities                                   (75,712)             (320)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt and related
   warrants                                                              70,000                --
Proceeds from issuance of stock                                          15,000                --
Deferred financing costs                                                 (4,269)               --
                                                                       --------          --------
Net cash provided by financing activities                                80,731                --
                                                                       --------          --------

Increase (decrease) in cash and cash equivalents                         15,023            (1,443)
Cash and cash equivalents at beginning of period                             --            43,815
                                                                       --------          --------
Cash and cash equivalents at end of period                             $ 15,023          $ 42,372
                                                                       ========          ========

Supplemental disclosure of cash information:
   Cash paid (received) during the period for the following:
           Interest                                                    $     --          $  2,100
                                                                       ========          ========
           Income taxes                                                $   (272)         $    372
                                                                       ========          ========




                            See accompanying notes.

                                 GLASSTECH, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)

                                                COMMON STOCK                                    SHAREHOLDER'S
                                                ------------          ADDITIONAL    RETAINED        BASIS
                                             SHARES       AMOUNT        CAPITAL     EARNINGS      REDUCTION        TOTAL
                                             ------       ------        -------     --------      ---------        -----
PREDECESSOR COMPANY
Balance, June 30, 1996                       1,000       $    10       $20,295      $ 2,347      $      --       $22,652
   Net income                                                                         6,498                        6,498
   Sale of common stock                          4            --            82           82                           82
                                            ------       -------       -------      -------      ---------       -------
Balance, June 30, 1997                       1,004       $    10       $20,377      $ 8,845      $      --       $29,232
                                            ======       =======       =======      =======      =========       =======
SUCCESSOR COMPANY
   Issuance of common stock                      1            --        15,750                                    15,750

   Shareholder's basis reduction                                                                    (4,028)       (4,028)

   Net income                                                                           277                          277
                                            ------       -------       -------      -------      ---------       -------
Balance, December 31, 1997 (unaudited)           1       $    --       $15,750      $   277      $  (4,028)      $11,999
                                            ======       =======       =======      =======      =========       =======


                             See accompanying notes.

                                 GLASSTECH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

     Effective July 2, 1997, Glasstech, Inc. (the "Company") was acquired by Glasstech Holding Co. ("Holding") (the "Transaction"). In connection with the Transaction, Holding, a holding company formed for the purpose of completing the Transaction, acquired all of the outstanding stock of the Company, through a merger of a wholly owned subsidiary into the Company. The acquisition was accounted for under the purchase method of accounting for financial reporting purposes and an initial allocation of the purchase price to the underlying net assets acquired has been made. The Transaction resulted in the Company having substantial goodwill, increased debt and a significant reduction in cash.

     As a result of the Transaction, the financial position and results of operations of the Company subsequent to the Transaction are not necessarily comparable to the financial position and results of operations of the Company prior to the Transaction. In the accompanying condensed consolidated financial statements, the Company's financial position and results of operations prior to the Transaction are indicated as relating to the "Predecessor Company" while the financial position and results of operations subsequent to the Transaction are indicated as relating to the "Successor Company."

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

2.   Notes Payable and Long-Term Debt

     In connection with the Transaction, the Company issued $70 million of 12 3/4% Senior Notes due 2004 (the "Old Senior Notes"), pursuant to Rule 144A of the Securities Act of 1933. In connection with the issuance of the Old Senior Notes, the Company issued warrants to the purchasers of the Old Senior Notes, for the purchase of approximately 877 shares of common stock of Holding. On December 2, 1997, the Company consummated an exchange offer (the "Exchange Offer") of its $70 million Series B 12 3/4% Senior Notes Due 2004 (the "New Senior Notes"), which were registered under the Securities Act of 1933, for the Old Senior Notes. The terms of the New Senior Notes are identical to the terms of the Old Senior Notes in all respects, except the New Senior Notes do not contain certain transfer restrictions and registration rights that were applicable to the Old Senior Notes. As used herein, the term "Senior Notes" shall mean, for periods of time prior to the Exchange Offer, the Old Senior Notes and, for periods of time after the Exchange Offer, the New Senior Notes, as the case may be. Interest on the Senior Notes is payable semi-annually on each January 1 and July 1 beginning January 1, 1998. The terms of the Senior Notes do not require any scheduled principal payments prior to maturity.

     The Company also entered into a $10 million Revolving Credit Facility in connection with the Transaction. The Revolving Credit Facility expires on June 30, 2007, and provides for interest on outstanding borrowings at the LIBOR rate payable semi-annually. The Revolving Credit Facility will be used to fund working capital requirements as needed and to secure standby letters of credit, which totaled $2,150 at December 31, 1997. The Company had no outstanding borrowings under the Revolving Credit Facility at December 31, 1997.

     The terms of both the Senior Notes and Revolving Credit Facility provide for various restrictive covenants including the maintenance of certain financial ratios and tests and the restriction of certain payments and business activities. At December 31, 1997, the Company was in compliance with all material covenants in the Senior Notes and the Revolving Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this Report, contain certain "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995). This report should be read in conjunction with the factors set forth under Item 5 "Other Information" set forth below.

General Overview

The Company designs and assembles glass bending and tempering (i.e., strengthening) systems which are used by glass manufacturers and processors in the conversion of flat glass into safety glass. Systems are sold worldwide, primarily to automotive glass manufacturers and processors and, to a lesser extent, to architectural glass manufacturers and processors. Revenues generated by the sale of new systems are referred to below as "Original Equipment".

The Company has an installed base of more than 375 systems in 40 countries on six continents. As a result of its installed base and the relatively long useful life of a system, the Company also engages in sales of aftermarket products and services (retrofit of systems with upgrades, tooling used to shape glass parts, replacement parts and technical services). Revenue generated by these types of products are designated as "Aftermarket" in the table below.

Revenues

For financial reporting purposes, the Company includes in income the ratable portion of profits on uncompleted contracts determined in accordance with the stage of completion measured by the percentage of costs incurred to estimated total costs of each contract (generally, Original Equipment, system retrofits and tooling). For income tax purposes, contracts are accounted for on the inventory accrual basis whereby income is recognized when the equipment is accepted by the customer. Unbilled amounts included in uncompleted contract accounts receivable represent revenues recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represent amounts billed in excess of revenues recognized.

Revenue from sales other than contracts is recognized when the products are shipped.

Selling Expenses

The Company maintains an in-house sales staff of 7 full-time people and uses the services of commissioned agents around the world for the sale of Original Equipment and aftermarket products and services. In addition, the Company maintains a sales and engineering support office in the United Kingdom. The substantial majority of the Company's Original Equipment is sold directly to the largest glass manufacturers and processors in the world or to affiliated companies in which they participate or control.

Research & Development

The Company believes it is the technological leader in the design and assembly of glass bending systems. The Company works with customers to identify product needs and market requirements. Periodically, the Company enters into joint development agreements with customers. The Company considers development expenses to be a very integral part of its future success.

The following table sets forth the amounts and the percentage of total net revenue for certain revenue and expense items for the periods indicated (dollars in thousands).

                                        SUCCESSOR           PREDECESSOR           SUCCESSOR           PREDECESSOR
                                         COMPANY              COMPANY              COMPANY              COMPANY
                                       ------------         ------------        ---------------       ------------
                                       THREE MONTHS         THREE MONTHS          PERIOD FROM         SIX MONTHS
                                          ENDED                ENDED            JULY 2, 1997 TO          ENDED
                                       DECEMBER 31,         DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                          1997                 1996                  1997                1996
                                       ------------         ------------        ---------------       ------------
Net revenue
     Original Equipment              $11,460    73.2%     $11,268     59.7%      $21,640    67.6%   $24,781     62.2%
     Aftermarket                       4,188    26.8        7,597     40.3        10,370    32.4     15,038     37.8
                                     -------   -----      -------    -----       -------   -----    -------    -----
         Total net revenue            15,648   100.0       18,865    100.0        32,010   100.0     39,819    100.0
Cost of goods sold                     7,791    49.8       10,613     56.3        16,330    51.0     22,937     57.6
                                     -------   -----      -------    -----       -------   -----    -------    -----

Gross profit                           7,857    50.2        8,252     43.7        15,680    49.0     16,882     42.4
Selling, general and                   2,682    17.1        2,912     15.4         5,440    17.0      5,920     14.9
administrative
Research and development expense       1,000     6.4          994      5.3         2,006     6.3      1,982      5.0
Amortization expense                   1,089     7.0          568      3.0         2,179     6.8      1,170      2.9
                                     -------   -----      -------    -----       -------   -----    -------    -----

         Operating profit            $ 3,086    19.7%     $ 3,778     20.0%      $ 6,055    18.9%   $ 7,810     19.6%
                                     =======   =====      =======    =====       =======   =====    =======    =====
         EBITDA                      $ 4,588    29.3%     $ 4,751     25.2%      $ 9,059    28.3%   $ 9,795     24.6%
                                     =======   =====      =======    =====       =======   =====    =======    =====


RESULTS OF OPERATIONS

SECOND QUARTER FISCAL 1998 COMPARED WITH SECOND QUARTER FISCAL 1997

Net revenue for the second quarter of fiscal 1998 decreased $3,217, or 17.1%, to $15,648 from $18,865 for the second quarter of fiscal 1997. The decline was driven principally by a reduction in aftermarket revenues to $4,188 for the second quarter of fiscal 1998 from $7,597 for the second quarter of fiscal 1997. This decrease in aftermarket revenue was due primarily to a decline in automotive retrofit and tooling revenue which generally fluctuate based on customer demands and are influenced by a variety of factors, including economic conditions, the customers' retrofit schedules and the timing of automotive manufacturers' design changes which may impact the release of tooling orders.

A significant portion of the Company's net revenue is generated from customers outside the United States. For the second quarter of fiscal 1998, Original Equipment revenue from foreign customers was $7,673 (67.0% of total Original Equipment revenue) as compared to $8,399 (74.5% of total Original Equipment revenue) for the second quarter of fiscal 1997. The percentage of aftermarket revenue from foreign customers increased to 63.7% of total aftermarket revenue for the second quarter of fiscal 1998 compared to 63.3% for the second quarter of fiscal 1997. The portion of the Company's net revenue generated from customers outside the United States can fluctuate from time to time depending on location of contract signings.

Although gross profit declined by $395 for the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997, gross margin increased to 50.2% from 43.7% as a result of a more favorable product mix for the second quarter of fiscal 1998. Given the inherent uncertainty in the timing of receipt of orders by the Company, the gross margin for the second quarter of fiscal 1998 may not be indicative of what the gross margin will be for the remainder of the year.

Selling, general and administrative expenses decreased $230, or 7.9%, to $2,682 for the second quarter of fiscal 1998 from $2,912 for the second quarter of fiscal 1997. The decrease is primarily the result of decreases in directors' fees and expenses and personnel recruitment fees.

Research and development expenses were $1,000 for the second quarter of fiscal 1998 and were comparable to the $994 incurred for the second quarter of fiscal 1997.

Amortization expense increased $521, or 91.7%, to $1,089 for the second quarter of fiscal 1998 from $568 for the second quarter of fiscal 1997. The increase in amortization expense resulted from the amortization of goodwill arising from the Transaction.

Operating profit decreased $692, or 18.3%, to $3,086 for the second quarter of fiscal 1998 from $3,778 for the second quarter of fiscal 1997. The decrease in operating profit was the result of the decrease in net revenue and gross profit and the increase in amortization expense.

Interest expense increased $1,339 to $2,389 for the second quarter of fiscal 1998 from $1,050 for the second quarter of fiscal 1997 as a result of the increased debt and a higher interest rate beginning July 2, 1997 and is consistent with interest in the first quarter of fiscal 1998. Other income, net, which is comprised primarily of interest income, decreased $390 to $157 for the second quarter of fiscal 1998 from $547 for the second quarter of fiscal 1997 due to reduced cash balances subsequent to July 2, 1997.

The Company's effective tax rate for the second quarters of fiscal 1998 and 1997 was 81.4% and 32.8%, respectively. The fiscal 1998 effective tax rate differs from the Company's statutory tax rate due to the effects of certain amounts not deductible for income tax purposes, consisting primarily of goodwill amortization. As a result of the Transaction, amortization expense related to goodwill has increased significantly, resulting in the increased effective tax rate in the current period. However, due to the Company's current tax position, including available net operating loss carryforwards, income taxes currently payable in cash will not be significant in fiscal 1998.

Net income decreased $2,041, or 92.8%, to $159 for the second quarter of fiscal 1998 compared to $2,200 for the second quarter of fiscal 1997. This decrease was due to decreased operating profit, increased interest expense and the increase in the effective income tax rate.

EBITDA, which is defined as operating profit plus depreciation and amortization, decreased $163, or 3.4%, to $4,588 for the second quarter of fiscal 1998 from $4,751 for the second quarter of fiscal 1997. The decrease in EBITDA was the result of the decrease in net revenue and gross profit.


PERIOD FROM JULY 2, 1997 TO DECEMBER 31, 1997 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1996

Net revenue for the period ended December 31, 1997 decreased $7,809, or 19.6%, to $32,010 from $39,819 for the six months ended December 31, 1996. Original Equipment revenue decreased $3,141, or 12.7%, to $21,640 for the period ended December 31, 1997 compared to $24,781 for the six months ended December 31, 1996, resulting primarily from a decrease in automotive Original Equipment revenue. Automotive Original Equipment revenue for the six months ended December 31, 1996 was unusually high because the manufacture of several units for export to China were accelerated to meet customer imposed importation deadlines of December 31, 1996. Aftermarket revenue decreased $4,668, or 31.0%, to $10,370 for the period ended December 31, 1997 from $15,038 for the six months ended December 31, 1996. This decrease in aftermarket revenue was due primarily to a decline in automotive retrofit and tooling revenue which generally fluctuate based on customer demands and are influenced by a variety of factors, including economic conditions, the customers' retrofit schedules and the timing of automotive manufacturers' design changes which may impact the release of tooling orders.

For the period ended December 31, 1997, Original Equipment revenue from foreign customers was $15,638 (72.3% of total Original Equipment revenue) as compared to $19,787 (79.8% of total Original Equipment revenue) for the six months ended December 31, 1996. The percentage of aftermarket revenue from foreign customers decreased to 57.8% of total aftermarket revenue for the period ended December 31, 1997 compared to

66.4% for the six months ended December 31, 1996. The portion of the Company's net revenue generated from customers outside the United States can fluctuate from time to time depending on location of contract signings.

Although gross profit declined by $1,202 for the period ended December 31, 1997 as compared to the six months ended December 31, 1996, gross margin increased to 49.0% from 42.4% as a result of a more favorable product mix for the period ended December 31, 1997. Given the inherent uncertainty in the timing of receipt of orders by the Company, the gross margin for the period ended December 31, 1997 may not be indicative of what the gross margin will be for the remainder of the year.

Selling, general and administrative expenses decreased $480, or 8.1%, to $5,440 for the period ended December 31, 1997 from $5,920 for the six months ended December 31, 1996. The decrease is primarily the result of decreases in directors' fees and expenses, personnel recruitment fees, professional fees and advertising expenditures.

Research and development expenses were $2,006 for the period ended December 31, 1997 and were comparable to the $1,982 incurred for the six months ended December 31, 1996.

Amortization expense increased $1,009, or 86.2%, to $2,179 for the period ended December 31, 1997 from $1,170 for the six months ended December 31, 1996. The increase in amortization expense resulted from the amortization of goodwill arising from the Transaction.

Operating profit decreased $1,755, or 22.5%, to $6,055 for the period ended December 31, 1997 from $7,810 for the six months ended December 31, 1996. The decrease in operating profit was the result of the decrease in net revenue and gross profit and the increase in amortization expense.

Interest expense increased $2,703 to $4,803 for the period ended December 31, 1997 from $2,100 for the six months ended December 31, 1996 as a result of the increased debt and a higher interest rate beginning July 2, 1997. Other income, net, which is comprised primarily of interest income, decreased $861 to $241 for the period ended December 31, 1997 from $1,102 for the six months ended December 31, 1996 due to reduced cash balances subsequent to July 2, 1997.

The Company's effective tax rate for the period ended December 31, 1997 and the six months ended December 31, 1996 was 81.5% and 34.4%, respectively. The fiscal 1998 effective tax rate differs from the Company's statutory tax rate due to the effects of certain amounts not deductible for income tax purposes, consisting primarily of goodwill amortization. As a result of the Transaction, amortization expense related to goodwill has increased significantly, resulting in the increased effective tax rate in the current period. However, due to the Company's current tax position, including available net operating loss carryforwards, income taxes currently payable in cash will not be significant in fiscal 1998.

Net income decreased $4,190, or 93.8%, to $277 for the period ended December 31, 1997 compared to $4,467 for the six months ended December 31, 1996. This decrease was due to decreased operating profit, increased interest expense and the increase in the effective income tax rate.

EBITDA, which is defined as operating profit plus depreciation and amortization, decreased $736, or 7.5%, to $9,059 for the period ended December 31, 1997 from $9,795 for the six months ended December 31, 1996. The decrease in EBITDA was the result of the decrease in net revenue and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources were significantly impacted by the Transaction. The Company's primary sources of liquidity are funds provided by operations and amounts available under its Revolving Credit Facility. The Senior Notes do not require any principal payments prior to maturity. The Revolving Credit Facility will be used to fund working capital requirements as needed and to secure standby letters of credit, which totaled $2,150 at December 31, 1997. At December 31, 1997, the Company was in compliance with all material covenants in the Revolving Credit Facility and the Senior Notes.

Net cash provided by operating activities can vary significantly from quarter to quarter or year to year due to the number of new system signings, the amount and timing of new system payments, and revenue recognition on these systems. In most instances, progress payments on new system orders are invoiced or received in advance of revenue recognition. When progress payments are invoiced or received in advance of such revenue recognition, the Company increases current liabilities represented by its billings in excess of costs and estimated earnings on uncompleted contracts. When the revenue is earned, the Company recognizes the revenue and reduces the billings in excess of costs and estimated earnings on uncompleted contract balances. Due to the timing of receipt of cash progress payments and the revenue recognized on previous system signings and the release of $1,529 of cash previously used to collateralize standby letters of credit, net cash provided by operating activities for the period ended December 31, 1997 was $10,004, whereas for the six months ended December 31, 1996, net cash used in operating activities was $1,123. The reduced level of net cash provided by operating activities for the six months ended December 31, 1996 was principally the result of the significant number of new system progress payments received in the quarter ending June 30, 1996.

The Company has a backlog (on a percentage of completion basis) at December 31, 1997 of approximately $47,125 as compared to $30,307 at June 30, 1997. The Company expects to complete a substantial majority of this backlog within the next twelve months.

Capital expenditures, including demonstration furnaces classified as fixed assets, were $227 for the period ended December 31, 1997 compared to $330 for the six months ended December 31, 1996. Future capital expenditures, excluding demonstration furnaces, used to replace or improve operating equipment and facilities are estimated to approximate $1,500 per year. In addition, the Company intends to make periodic replacements and improvements on demonstration furnaces, which are used for customer demonstrations and research and development purposes. Demonstration furnaces, which outlive their usefulness for customer demonstrations or research and development purposes, or both, may be refurbished and sold or put to other applicable uses.

As of June 30, 1997, the Company had net operating loss ("NOL") carryforwards for regular and alternative minimum tax purposes of approximately $21,045 and $17,517, respectively, which expire in the years 2009 and 2011. These NOL's are subject to annual usage limitations.

Although the Company's ability to generate cash will be affected by the increased interest costs resulting from the Transaction, management believes that internally generated funds, together with amounts available under the Revolving Credit Facility, will be sufficient to satisfy the Company's operating cash requirements, capital expenditure requirements and make required payments under the Revolving Credit Facility and scheduled interest payments on the Senior Notes. However, the ability of the Company to satisfy its obligations will ultimately be dependent upon the Company's future financial and operating performance and upon its ability to renew or refinance borrowings or to raise additional equity capital as necessary. The Company's business is subject to rapid fluctuations due to changes in the world markets for the end products produced by its equipment (largely in the cyclical markets of automobiles and construction), currency fluctuations, the local economies of those countries where users and potential users of the Company's equipment are located, geopolitical events and other macroeconomic forces largely beyond the ability of the Company to predict or control. Except as discussed below, management is not currently aware of any trends, demands, commitments or uncertainties which will or which are reasonably likely to result in a material change in the Company's liquidity.

During fiscal 1996, 1997 and the first six months of fiscal 1998, approximately 36.7%, 59.2% and 46.9% of the Company's net revenues were derived from sales of products located in the Asia Pacific region (Australia, China, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, and Thailand). Given the significant economic uncertainties facing this region, and the impact of those uncertainties on customers' capital expenditure plans and local demand for the products manufactured by the Company's customers in that region, the Company cannot predict with any degree of certainty what final impact the economic issues facing the Asia Pacific region will ultimately have on the Company's future contract signings.

Recently, expected signings of several equipment purchase contracts from customers in the Asia Pacific region have been deferred. Management believes the current economic uncertainties in the Asia Pacific region indicate that the timing of orders for the Company's products will likely be adversely affected. The impact of this situation on fiscal 1998 financial performance has been somewhat mitigated by offsetting equipment sales to customers in other regions of the world. Given the inherent difficulty in predicting with certainty the timing of contract signings and geographic areas into which equipment will be delivered in fiscal 1999, the ultimate severity of the impact of this situation on the Company's financial performance in fiscal 1999 and beyond is impossible to predict. The Company will continue to monitor the situation in the Asia Pacific region. Notwithstanding the current economic conditions in the Asian Pacific region, the Company believes that given world demographics and long term economic trends, the Asia Pacific region will continue to represent a significant market for the Company's products and it intends to continue its presence in this area.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial statements of the Company.

ITEM 5. OTHER INFORMATION

     5.1 CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOUR" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

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

     General risks that may impact the achievement of such forecasts include compliance with new laws and regulations; significant raw material price fluctuations; currency exchange rate fluctuations; business cycles; and political uncertainties. Specific risks to the Company include risk of recession in the economies in which its products are sold; the cyclicality of the automotive industry and architectural markets; the concentration of a significant portion of the Company's revenues from customers whose equipment needs are located in the Asia Pacific region; the concentration of a substantial percentage of the Company's sales with a few major customers, several of whom have significant manufacturing presence in the Asia Pacific region; timing of new system orders and the timing of payments due on such orders; changes in installation schedules, which could lead to deferral of progress payments or unanticipated production costs; new or emerging technologies from current competitors, customers and others; competition from current competitors, customer in-house engineering departments and others; and the emergence of a substitute for glass. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

5.2 CHANGES IN DIRECTORSHIPS

     As of February 9, 1998, the Boards of Directors of the Company and Holding executed a unanimous written consent which increased the size of their respective boards to five, accepted the resignation of John S. Baxter as a director of the Company and Holding, and elected Jon Kleinke, James M. Papada and Edmund S. Wright as directors of the Company and Holding.

     Mr. Kleinke, age 33, is an Associate with Key Equity Capital Corporation, the principal stockholder of Holding.

     Mr. Papada, age 49, is a partner with the law firm of Stradley, Ronon, Stevens & Young, which is located in Philadelphia, Pennsylvania. Mr. Papada also serves as Chairman of the Board of Directors of Technitrol, Inc. (NYSE: TNL), a diversified manufacturer of components for electrical and electronic equipment.

     Mr. Wright, age 55, is a business consultant and director of Unifrax Corporation.

     The compensation of all directors not employed by the Company or affiliated with Key Equity Capital Corporation shall be $20,000 per year.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

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

* Incorporated by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-34391) (the "Form S-4") filed on August 26, 1997. Each of the above exhibits has the same exhibit number in the Form S-4.

** Filed herewith.

   (b) No reports on Form 8-K were filed during the second quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                GLASSTECH, INC.
Date: February 11, 1998
      --------------------

                                 By: /s/ Mark D. Christman
                                    ----------------------------
                                     Mark D. Christman
                                     President

                                 By: /s/ Diane S. Tymiak
                                    ----------------------------
                                     Diane S. Tymiak
                                     Vice President and Chief Financial Officer
                                     (Principal Accounting Officer)