Form 10-Q
period 1998-03-31
GLASSTECH INC
filed 1998-05-07
CIK 857565

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark one)

         (X)    Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        For Quarter Ended March 31, 1998

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
         Yes  x   No
         ----     ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.01 par value - 1,000 shares at May 5, 1998.

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

                                GLASSTECH, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                           SUCCESSOR                   PREDECESSOR
                                                                            COMPANY                      COMPANY
                                                                         -----------                   -----------
                                                                           MARCH 31,                     JUNE 30,
                                                                             1998                         1997
                                                                          ----------                     --------
                                                                          (UNAUDITED)
                                                                                           (SEE NOTE 1)
                               ASSETS
                               ------
Current assets:
  Cash and cash equivalents                                                  $ 13,638                     $ 51,805
  Restricted cash                                                                   -                        1,529
  Accounts receivable:
      Contracts:
           Uncompleted, including unbilled amounts of $4,316
                ($2,188 at June 30, 1997)                                       4,485                        3,652
            Completed, less allowance of $101 for doubtful
                 accounts at June 30, 1997                                        932                        1,676
       Trade, less allowance of $40 for doubtful accounts                       1,164                        1,530
                                                                            ---------                     --------
            Total accounts receivable                                           6,581                        6,858

  Inventory                                                                     3,941                        4,265
  Prepaid expenses                                                                335                          481
                                                                            ---------                     --------
        Total current assets                                                   24,495                       64,938

Property, plant and equipment, net                                              7,374                        8,390

Other assets:
    Patents, less accumulated amortization of $1,295
          ($4,317 at June 30, 1997)                                            16,987                       18,283
    Goodwill, less accumulated amortization of $1,972                          48,977                            -
    Reorganization value in excess of amounts allocable to
         identifiable assets, less accumulated amortization
         of $1,599 at June 30, 1997                                                 -                        7,583
     Deferred financing costs and other                                         4,639                          170
                                                                            ---------                     --------
         Total other assets                                                    70,603                       26,036
                                                                            ---------                     --------
                                                                            $ 102,472                     $ 99,364
                                                                            =========                     ========

                LIABILITIES AND SHAREHOLDER'S EQUITY
                ------------------------------------
Current liabilities:
  Accounts payable                                                            $ 2,720                      $ 3,413
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                                       9,143                       10,720
  Accrued liabilities                                                           8,768                       11,287
                                                                            ---------                     --------
     Total current liabilities                                                 20,631                       25,420

Long-term debt                                                                 69,330                       42,000

Nonpension postretirement benefit obligation                                      406                        2,712

Shareholder's equity:
  Common stock $.01 par value; 1,000 shares authorized and issued (10,000,000 shares authorized and 1,004,119
     issued at June 30, 1997)                                                       -                           10
  Additional capital                                                           15,750                       20,377
  Retained earnings                                                               383                        8,845
                                                                            ---------                     --------
                                                                               16,133                       29,232
  Shareholder's basis reduction                                                (4,028)                          -
                                                                            ---------                     --------
        Net shareholder's equity                                               12,105                       29,232
                                                                            ---------                     --------
                                                                            $ 102,472                     $ 99,364
                                                                            =========                     ========

                                                   See accompanying notes.


                                                      GLASSTECH, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                  (DOLLARS IN THOUSANDS)
                                                        (UNAUDITED)


                                                               SUCCESSOR       PREDECESSOR       SUCCESSOR       PREDECESSOR
                                                                COMPANY          COMPANY          COMPANY          COMPANY
                                                                -------          -------          -------          -------
                                                              THREE MONTHS     THREE MONTHS     PERIOD FROM      NINE MONTHS
                                                                 ENDED            ENDED       JULY 2, 1997 TO       ENDED
                                                               MARCH 31,        MARCH 31,        MARCH 31,        MARCH 31,
                                                                  1998             1997             1998             1997
                                                                --------         --------        --------         --------
                                                                                     (SEE NOTE 1)

Net revenue                                                     $ 16,739         $ 18,047        $ 48,749         $ 57,866
Cost of goods sold                                                 9,002           11,652          25,332           34,589
                                                                --------         --------        --------         --------
Gross profit                                                       7,737            6,395          23,417           23,277

Selling, general and administrative expenses                       2,713            3,541           8,153            9,461
Research and development expenses                                  1,067            1,324           3,073            3,306
Amortization expense                                               1,088              568           3,267            1,738
                                                                --------         --------        --------         --------
Operating profit                                                   2,869              962           8,924            8,772

Interest expense                                                  (2,414)          (1,050)         (7,217)          (3,150)
Other income, net                                                    121              538             362            1,640
                                                                --------         --------        --------         --------
Income before income taxes                                           576              450           2,069            7,262

Income taxes not payable in cash                                    (470)            (173)         (1,686)          (2,518)
Federal income taxes - current                                        -              (113)              -             (113)
                                                                --------         --------        --------         --------
Net income                                                      $    106         $    164        $    383         $  4,631
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

                                                   GLASSTECH, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (DOLLARS IN THOUSANDS)
                                                     (UNAUDITED)

                                                                               SUCCESSOR                   PREDECESSOR
                                                                                COMPANY                      COMPANY
                                                                            ---------------               ------------
                                                                              PERIOD FROM                  NINE MONTHS
                                                                            JULY 2, 1997 TO                   ENDED
                                                                               MARCH 31,                    MARCH 31,
                                                                                  1998                         1997
                                                                            ----------------              ------------
                                                                                             (SEE NOTE 1)


OPERATING ACTIVITIES:
Net income                                                                      $    383                     $  4,631
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                               4,975                        2,918
       Income taxes not payable in cash                                            1,686                        2,518
       Nonpension postretirement benefit obligation cost in
           excess of payments                                                         15                          208
       Accretion of debt discount                                                     80                            -
       Other                                                                           2                            -
       Changes in assets and liabilities affecting operations:
           Restricted cash                                                         1,529                          239
           Accounts receivable                                                       548                       (2,979)
           Inventory                                                                 564                       (2,080)
           Prepaid expenses                                                          101                         (316)
           Accounts payable                                                         (967)                      (1,590)
           Billings in excess of costs and estimated earnings
              on uncompleted contracts                                            (1,749)                      (2,484)
           Accrued liabilities                                                     1,468                          (39)
                                                                                --------                     --------
Net cash provided by operating activities                                          8,635                        1,026

INVESTING ACTIVITIES:
Net assets purchased                                                             (74,828)                           -
Increase in long-term notes receivables                                             (656)                           -
Additions to property, plant and equipment                                          (234)                        (491)
Other                                                                                  2                           13
                                                                                --------                     --------
Net cash used in investing activities                                            (75,716)                        (478)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt and related
   warrants                                                                       70,000                            -
Proceeds from issuance of stock                                                   15,000                            -
Deferred financing costs                                                          (4,281)                           -
Issuance of common stock                                                              -                            82
                                                                                --------                     --------
Net cash provided by financing activities                                         80,719                           82
                                                                                --------                     --------

Increase in cash and cash equivalents                                             13,638                          630
Cash and cash equivalents at beginning of period                                      -                        43,815
                                                                                --------                     --------
Cash and cash equivalents at end of period                                      $ 13,638                     $ 44,445
                                                                                ========                     ========

Supplemental disclosure of cash information:
     Cash paid (received) during the
       period for the following:
          Interest                                                              $  4,438                     $  4,200
                                                                                ========                     ========
          Income taxes                                                          $   (272)                    $    372
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



                                                        GLASSTECH, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                                    (DOLLARS IN THOUSANDS)

                                                COMMON STOCK                                           SHAREHOLDER'S
                                             --------------------          ADDITIONAL     RETAINED        BASIS
                                             SHARES        AMOUNT           CAPITAL       EARNINGS      REDUCTION        TOTAL
                                             ------        ------           -------       --------      ---------        -----
                                                                                                       (SEE NOTE 1)
PREDECESSOR COMPANY
-------------------
Balance, June 30, 1996                         1,000      $      10         $ 20,295      $  2,347       $      -       $ 22,652

   Net income                                                                                6,498                         6,498

   Sale of common stock                            4              -               82                                          82
                                            --------      ---------         --------      --------       --------       --------

Balance, June 30, 1997 (audited)               1,004      $      10         $ 20,377      $  8,845       $      -       $ 29,232
                                            ========      =========         ========      ========       ========       ========


SUCCESSOR COMPANY
-----------------
   Issuance of common stock                        1              -           15,750                                      15,750

   Shareholder's basis reduction                                                                           (4,028)        (4,028)

   Net income                                                                                  383                           383
                                            --------      ---------         --------      --------       --------       --------

Balance, March 31, 1998 (unaudited)                1      $       -         $ 15,750      $    383       $ (4,028)      $ 12,105
                                            ========      =========         ========      ========       ========       ========


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

2.    Notes Payable and Long-Term Debt

     In connection with the Transaction, the Company issued $70 million of 12 3/4% Senior Notes due 2004 (the "Old Senior Notes") in a private offering exempt from registration under the Securities Act of 1933, as amended (the "1933 Act"), and intended to permit resales under Rule 144 of the 1933 Act. In connection with the issuance of the Old Senior Notes, the Company issued warrants to the purchasers of the Old Senior Notes, for the purchase of approximately 877 shares of common stock of Holding. On December 2, 1997, the Company consummated an exchange offer (the "Exchange Offer") of its $70 million Series B 12 3/4% Senior Notes Due 2004 (the "New Senior Notes"), which were registered under the 1933 Act, for the Old Senior Notes. The terms of the New Senior Notes are identical to the terms of the Old Senior Notes in all respects, except the New Senior Notes do not contain certain transfer restrictions and registration rights that were applicable to the Old Senior Notes. As used herein, the term "Senior Notes" shall mean, for the periods of time prior to the Exchange Offer, the Old Senior Notes and, for the periods of time after the Exchange Offer, the New Senior Notes, as the case may be. Interest on the Senior Notes is payable semi-annually on each January 1 and July 1 beginning January 1, 1998. The terms of the Senior Notes do not require any scheduled principal payments prior to maturity.

     The Company also entered into a $10 million Revolving Credit Facility in connection with the Transaction. The Revolving Credit Facility expires on June 30, 2007, and provides for interest on outstanding borrowings at the LIBOR rate payable semi-annually. The Revolving Credit Facility will be used to fund working capital requirements as needed and to secure standby letters of credit, which totaled $2,960 at March 31, 1998. The Company had no outstanding borrowings under the Revolving Credit Facility at March 31, 1998.

     The terms of both the Senior Notes and Revolving Credit Facility provide for various restrictive covenants including the maintenance of certain financial ratios and tests and the restriction of certain payments and business activities. At March 31, 1998, the Company was in compliance with all material covenants in the Senior Notes and the Revolving Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement
--------------------
The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this Report, contain certain "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995). This Report should be read in conjunction with the factors set forth under Item 5 "Other Information" in the Company's quarterly report on Form 10Q for the quarter ended December 31, 1997.

General Overview
----------------
The Company designs and assembles glass bending and tempering (i.e., strengthening) systems which are used by glass manufacturers and processors in the conversion of flat glass into safety glass. Systems are sold worldwide, primarily to automotive glass manufacturers and processors and, to a lesser extent, to architectural glass manufacturers and processors. Revenues generated by the sale of new systems are referred to below as "Original Equipment".

The Company has an installed base of more than 375 systems in 40 countries on six continents. As a result of its installed base and the relatively long useful life of a system, the Company also engages in sales of aftermarket products and services (retrofit of systems with upgrades, tooling used to shape glass parts, replacement parts and technical services). Revenues generated by these types of products are designated as "Aftermarket" in the table below.

Revenues
--------
For financial reporting purposes, the Company includes in income the ratable portion of profits on uncompleted contracts determined in accordance with the stage of completion measured by the percentage of costs incurred to estimated total costs of each contract (generally, Original Equipment, system retrofits and tooling). For income tax purposes, contracts are accounted for on the inventory accrual basis whereby income is recognized when the customer accepts the equipment. Unbilled amounts included in uncompleted contract receivables represent revenues recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represent amounts billed in excess of revenues recognized.

Revenue from sales other than contracts is recognized when the products are shipped.

Selling Expenses
----------------
The Company maintains an in-house sales staff of seven full-time people and uses the services of commissioned agents around the world for the sale of Original Equipment and aftermarket products and services. In addition, the Company maintains a sales and engineering support office in the United Kingdom. The substantial majority of the Company's Original Equipment is sold directly to the largest glass manufacturers and processors in the world or to affiliated companies in which they participate or control.

Research & Development
----------------------
The Company believes it is the technological leader in the design and assembly of glass bending systems. The Company works with customers to identify product needs and market requirements. Periodically, the Company enters into joint development agreements with customers. From time to time, the Company allocates a portion of its research & development resources to complete the transition from new product development to new product introduction. When the Company does this, these expenses are charged directly to the contracts relating to the introduction of new products. The Company considers research and development expenses and new product introductions a very integral part of its future success.

The following table sets forth the amounts and the percentage of total net revenue for certain revenue and expense items for the periods indicated (dollars in thousands).

                                         SUCCESSOR           PREDECESSOR            SUCCESSOR           PREDECESSOR
                                          COMPANY              COMPANY               COMPANY              COMPANY
                                          -------              -------               -------              -------
                                       THREE MONTHS          THREE MONTHS          PERIOD FROM          NINE MONTHS
                                           ENDED                ENDED            JULY 2, 1997 TO           ENDED
                                      MARCH 31, 1998        MARCH 31, 1997       MARCH 31, 1998       MARCH 31, 1997
                                      --------------        --------------       --------------       --------------


Net revenue
     Original Equipment             $  12,419     74.2%   $  12,204     67.6%      $  34,059   69.9%    $ 36,985     63.9%
     Aftermarket                        4,320     25.8        5,843     32.4          14,690   30.1       20,881     36.1
                                    ---------  -------    ---------   ------       ---------  -----     --------    -----
         Total net revenue             16,739    100.0       18,047    100.0          48,749  100.0       57,866    100.0
Cost of goods sold                      9,002     53.8       11,652     64.6          25,332   52.0       34,589     59.8
                                    ---------  -------    ---------   ------       ---------  -----     --------    -----

Gross profit                            7,737     46.2        6,395     35.4          23,417   48.0       23,277     40.2
Selling, general and
administrative                          2,713     16.2        3,541     19.6           8,153   16.7        9,461     16.3
Research and development expense        1,067      6.4        1,324      7.4           3,073    6.3        3,306      5.7
Amortization expense *                  1,088      6.5          568      3.1           3,267    6.7        1,738      3.0
                                    ---------  -------    ---------   ------       ---------  -----     --------    -----

         Operating profit           $   2,869     17.1%   $     962      5.3%      $   8,924   18.3%    $  8,772     15.2%
                                    =========  =======    =========   ======       =========  =====     ========    =====

Amortization expense *                  1,088      6.5          568      3.1           3,267    6.7        1,738      3.0

Depreciation expense                      414      2.5          366      2.1           1,239    2.5        1,181      2.0
                                    ---------  -------    ---------   ------       ---------  -----     --------    -----

         EBITDA                     $   4,371     26.1%   $   1,896     10.5%      $  13,430   27.5%    $  11,691    20.2%
                                    =========  =======    =========   ======       =========  =====     =========   =====

* Amortization expense excludes the amortization of deferred financing costs which is included with interest expense.


RESULTS OF OPERATIONS
---------------------

THIRD QUARTER FISCAL 1998 COMPARED WITH THIRD QUARTER FISCAL 1997

Net revenue for the third quarter of fiscal 1998 decreased $1,308, or 7.2%, to $16,739 from $18,047 for the third quarter of fiscal 1997. Original Equipment revenue increased $215, or 1.8%, to $12,419 for the third quarter of fiscal 1998 compared to $12,204 for the third quarter of fiscal 1997. Aftermarket revenue decreased $1,523, or 26.1%, to $4,320 for the third quarter of fiscal 1998 from $5,843 for the third quarter of fiscal 1997. This decrease in aftermarket revenue was due primarily to a decline in automotive retrofit and tooling revenue which generally fluctuates based on customer demands and is influenced by a variety of factors, including economic conditions, the customers' retrofit schedules and the timing of automotive manufacturers' design changes, which may impact the release of tooling orders.

A significant portion of the Company's net revenue is generated from customers outside the United States. For the third quarter of fiscal 1998, Original Equipment revenue from foreign customers was $8,351 (67.2% of total Original Equipment revenue) as compared to $6,199 (50.8% of total Original Equipment revenue) for the third quarter of fiscal 1997. The percentage of aftermarket revenue from foreign customers increased to 75.1% of total aftermarket revenue for the third quarter of fiscal 1998 compared to 68.7% for the third quarter of fiscal 1997. The portion of the Company's net revenue generated from customers outside the United States can fluctuate from time to time depending on location of contract signings.

Gross profit increased by $1,342 to $7,737 for the third quarter of fiscal 1998 as compared to $6,395 for the third quarter of fiscal 1997 and gross margin increased to 46.2% from 35.4% as a result of a more favorable product mix for the third quarter of fiscal 1998. Based upon currently expected product mix and related percentage of completion in the fourth quarter of fiscal 1998 (which cannot be predicted with certainty) gross profit as a percentage of revenue (gross margin) may be lower in the fourth quarter of fiscal 1998 than it was in the third quarter of fiscal 1998; however, the Company does not expect a significant change (up or down) in gross profit dollars quarter-to-quarter.

Selling, general and administrative expenses decreased $828, or 23.4%, to $2,713 for the third quarter of fiscal 1998 from $3,541 for the third quarter of fiscal 1997. The decrease is primarily the result of decreases in directors' fees and expenses.

Research and development expenses decreased $257, or 19.4%, to $1,067 for the third quarter of fiscal 1998 from $1,324 for the third quarter of fiscal 1997. For the third quarter of fiscal 1998, certain developmental engineering resources were dedicated to the completion of certain Original Equipment contracts, thereby causing a reduction in research and development expenses.

Amortization expense increased $520, or 91.5%, to $1,088 for the third quarter of fiscal 1998 from $568 for the third quarter of fiscal 1997. The increase in amortization expense resulted from the amortization of goodwill arising from the Transaction.

Operating profit increased $1,907 to $2,869 for the third quarter of fiscal 1998 from $962 for the third quarter of fiscal 1997. The increase in operating profit was primarily the result of an increase in gross profit.

Interest expense increased $1,364 to $2,414 for the third quarter of fiscal 1998 from $1,050 for the third quarter of fiscal 1997 as a result of the increased debt and a higher interest rate beginning July 2, 1997. Other income, net, which is comprised primarily of interest income, decreased $417 to $121 for the third quarter of fiscal 1998 from $538 from the third quarter of fiscal 1997 due to reduced cash balances subsequent to July 2, 1997.

The Company's effective tax rate for the third quarters of fiscal 1998 and 1997 was 81.6% and 63.6%, respectively. These amounts differ from the Company's statutory tax rate due to the effects of certain amounts not deductible for income tax purposes, consisting primarily of goodwill amortization. As a result of the Transaction, amortization expense related to goodwill has increased significantly, resulting in the increased effective tax rate in the current period. However, due to the Company's current tax position, including available net operating loss carryforwards, income taxes currently payable in cash will not be significant in fiscal 1998.

Net income decreased $58, or 35.4%, to $106 for the third quarter of fiscal 1998 compared to $164 for the third quarter of fiscal 1997. This decrease was due to increased interest expense and the increase in the effective tax rate.

EBITDA, which is defined as operating profit plus depreciation and amortization, increased $2,475, or 130.5%, to $4,371 for the third quarter of fiscal 1998 from $1,896 for the third quarter of fiscal 1997. The increase in EBITDA was the result of an increase in gross profit and decreases in selling, general and administrative expenses and research and development expenses.


PERIOD FROM JULY 2, 1997 TO MARCH 31, 1998 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 1997

Net revenue for the period ended March 31, 1998 decreased $9,117, or 15.8%, to $48,749 from $57,866 for the nine months ended March 31, 1997. Original Equipment revenue decreased $2,926, or 7.9%, to $34,059 for the period ended March 31, 1998 compared to $36,985 for the nine months ended March 31, 1997, resulting primarily from a decrease in automotive Original Equipment revenue. This decrease is due to the type and timing of units manufactured in the period ended March 31, 1998 compared to the nine months ended March 31, 1997. Aftermarket revenue decreased $6,191, or 29.6%, to $14,690 for the period ended March 31, 1998 from $20,881 for the nine months ended March 31, 1997. The decrease in aftermarket revenue was due primarily to a decline in automotive retrofit and tooling revenue which generally fluctuates based on customer demands and is influenced by a variety of factors, including economic conditions, the customers' retrofit schedules and the timing of automotive manufacturers' design changes, which may impact the release of tooling orders.

For the period ended March 31, 1998, Original Equipment revenue from foreign customers was $23,989 (70.4% of total Original Equipment revenue) as compared to $25,986 (70.3% of total Original Equipment revenue) for the nine months ended March 31, 1997. The percentage of aftermarket revenue from foreign customers increased to 69.6% of total aftermarket revenue for the period ended March 31, 1998 compared to 68.7% for the nine months ended March 31, 1997. The portion of the Company's net revenue generated from customers outside the United States can fluctuate from time to time depending on location of contract signings.

Gross profit increased $140 to $23,417 for the period ended March 31, 1998 as compared to $23,277 for the nine months ended March 31, 1997 and gross margin increased to 48.0% from 40.2% as a result of a more favorable product mix for the period ended March 31, 1998.

Selling, general and administrative expenses decreased $1,308, or 13.8%, to $8,153 for the period ended March 31, 1998 from $9,461 for the nine months ended March 31, 1997. The decrease is primarily the result of decreases in directors' fees and expenses, personnel recruitment fees and professional fees.

Research and development expenses decreased $233, or 7.0%, to $3,073 for the period ended March 31, 1998 from $3,306 for the nine months ended March 31, 1997. For the period ended March 31, 1998, certain developmental engineering resources were dedicated to the completion of certain Original Equipment contracts, thereby causing a reduction in research and development expenses.

Amortization expense increased $1,529, or 88.0%, to $3,267 for the period ended March 31, 1998 from $1,738 for the nine months ended March 31, 1997. The increase in amortization expense resulted from the amortization of goodwill arising from the Transaction.

Operating profit increased $152, or 1.7%, to $8,924 for the period ended March 31, 1998 from $8,772 for the nine months ended March 31, 1997.

Interest expense increased $4,067 to $7,217 for the period ended March 31, 1998 from $3,150 for the nine months ended March 31, 1997 as a result of the increased debt and a higher interest rate beginning July 2, 1997. Other income, net, which is comprised primarily of interest income, decreased $1,278 to $362 for the period ended March 31, 1998 from $1,640 for the nine months ended March 31, 1997 due to reduced cash balances subsequent to July 2, 1997.

The Company's effective tax rate for the period ended March 31, 1998 and the nine months ended March 31, 1997 was 81.5% and 36.2%, respectively. The effective tax rate for fiscal 1998 differs from the Company's statutory tax rate due to the effects of certain amounts not deductible for income tax purposes, consisting primarily of goodwill amortization. As a result of the Transaction, amortization expense related to goodwill has increased significantly, resulting in the increased effective tax rate in the current period. However, due to the Company's current tax position, including available net operating loss carryforwards, income taxes currently payable in cash will not be significant in fiscal 1998.

Net income decreased $4,248, or 91.7%, to $383 for the period ended March 31, 1998 compared to $4,631 for the nine months ended March 31, 1997. This decrease was due to increased interest expense and the increase in the effective tax rate.

EBITDA, which is defined as operating profit plus depreciation and amortization, increased $1,739, or 14.9%, to $13,430 for the period ended March 31, 1998 from $11,691 for the nine months ended March 31, 1997. The increase in EBITDA was primarily the result of decreases in selling, general and administrative expenses and research and development expenses.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity and capital resources were significantly impacted by the Transaction. The Company's primary sources of liquidity are funds provided by operations and amounts available under its Revolving Credit Facility. The Senior Notes do not require any principal payments prior to maturity. The Revolving Credit Facility will be used to fund working capital requirements as needed and to secure standby letters of credit, which totaled $2,960 at March 31, 1998. At March 31, 1998, the Company was in compliance with all material covenants in the Revolving Credit Facility and the Senior Notes.

Net cash provided by operating activities can vary significantly from quarter to quarter or year to year due to the number of new system signings, the amount and timing of new system payments, and revenue recognition on these systems. In most instances, progress payments on new system orders are invoiced or received in advance of revenue recognition. When progress payments are invoiced or received in advance of such revenue recognition, the Company increases current liabilities represented by its billings in excess of costs and estimated earnings on uncompleted contracts. When the revenue is earned, the Company recognizes the revenue and reduces the billings in excess of costs and estimated earnings on uncompleted contract balances. Due to the timing of receipt of cash progress payments, the revenue recognized on previous system signings and the release of $1,529 of cash previously used to collateralize standby letters of credit, net cash provided by operating activities for the period ended March 31, 1998 was $8,635 compared to $1,026 for the nine months ended March 31, 1997.

The Company has a backlog (on a percentage of completion basis) at March 31, 1998 of approximately $37,513 as compared to $30,307 at June 30, 1997. The Company expects to complete a substantial majority of this backlog within the next twelve months.

Capital expenditures, including demonstration furnaces classified as fixed assets, were $234 for the period ended March 31, 1998 compared to $491 for the nine months ended March 31, 1997. While capital expenditures for all of fiscal 1998 are expected to approximate $600, future capital expenditures, excluding demonstration furnaces, used to replace or improve operating equipment and facilities are estimated to approximate $1,500 per year. In addition, the Company intends to make periodic replacements and improvements on demonstration furnaces, which are used for customer demonstrations and research and development purposes. Demonstration furnaces that outlive their usefulness for customer demonstrations or research and development purposes, or both, may be refurbished and sold or put to other applicable uses.

As of June 30, 1997, the Company had net operating loss ("NOL") carryforwards for regular and alternative minimum tax purposes of approximately $21,020 and $17,413, respectively, which expire in the years 2009 and 2011. These NOL's are subject to annual usage limitations.

Although the Company's ability to generate cash will be affected by the increased interest costs resulting from the Transaction, management believes that internally generated funds, together with amounts available under the Revolving Credit Facility, will be sufficient to satisfy the Company's operating cash requirements and capital expenditure requirements, make required payments under the Revolving Credit Facility and make scheduled interest payments on the Senior Notes. However, the ability of the Company to satisfy its obligations will ultimately be dependent upon the Company's future operating and financial performance and upon its ability to renew or refinance borrowings or to raise additional equity capital as necessary. The

Company's business is subject to rapid fluctuations due to changes in the world markets for the end products produced by its equipment (largely in the cyclical markets of automobiles and construction), currency fluctuations, the local economies of those countries where users and potential users of the Company's equipment are located, geopolitical events and other macroeconomic forces largely beyond the ability of the Company to predict or control. Except as discussed below, management is not currently aware of any trends, demands, commitments or uncertainties which will or which are reasonably likely to result in a material change in the Company's liquidity.

During fiscal 1996, 1997 and the first nine months of fiscal 1998, approximately 36.7%, 59.2% and 46.2% of the Company's net revenues were derived from sales of products located in the Asia Pacific region (Australia, China, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, and Thailand). Given the significant economic uncertainties facing this region, and the impact of those uncertainties on customers' capital expenditure plans and local demand for the products manufactured by the Company's customers in that region, the Company cannot predict with any degree of certainty what final impact the economic issues facing the Asia Pacific region will ultimately have on the Company's future contract signings.

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

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

         On April 14, 1998 the Company filed suit in U.S. District Court, Northern District of Ohio ("the Court"), against TGL Tempering Systems Inc., Tamglass, Inc., and Tamglass Ltd. Oy ("the Tamglass Companies") alleging misappropriation by the Tamglass Companies of the Company's trade secrets as a result of the Tamglass Companies unauthorized acquisition of a Glasstech Architectural Glass Bending and Tempering System. The Court entered an Order which restrains the Tamglass Companies from destroying, moving or disassembling the Glasstech Architectural Bender, destroying or moving any other evidence relating to the Tamglass Companies' acquisition or use of the Company's equipment, and preventing defendants from using or selling any trade secrets pending completion of expedited discovery. Defendants have not yet filed an answer to the Company's Complaint and the litigation is just at its inception. A hearing on the Company's request for a Preliminary Injunction is scheduled for August 12, 1998.

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

**Filed herewith.

         (b) No reports on Form 8-K were filed during the third quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     GLASSTECH, INC.
Date:  May 6, 1998                   By:   /s/  Diane S. Tymiak
    --------------                      ----------------------------------------
                                     Diane S. Tymiak
                                     Vice President and Chief Financial Officer
                                    (Principal Accounting Officer)


                                     By:   /s/  Mark D. Christman
                                        ----------------------------------------
                                     Mark D. Christman
                                     President