Form 10-K405
period 1998-06-30
GLASSTECH INC
filed 1998-09-24
CIK 857565

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                                 GLASSTECH, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                    33-32185-01               13-3440225
--------                                    -----------               ----------
(State or other jurisdiction of             (Commission               (IRS Employer
incorporation or organization)              file number)              Identification No.)

Ampoint Industrial Park, 995 Fourth Street, Perrysburg, Ohio           43551
(Address of principal executive offices)                             (Zip Code)

       Registrant's telephone number, including area code: (419) 661-9500

        Securities registered pursuant to Section 12(d) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                             [X]

The aggregate market value of the common stock of Glasstech, Inc. held by non-affiliates of Glasstech, Inc. is not applicable as the common stock of Glasstech, Inc. is privately held.

The number of shares of common stock, $.01 par value, outstanding as of September 15, 1998 was 1,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                           FORWARD-LOOKING STATEMENTS

         Certain statements in this Annual Report on Form 10-K (this "Form 10-K") including those contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section and the attached financial statements, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results and events may differ materially from those projected, forecasted or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as matters that are specific to the Company and the markets it serves.

         General risks that may impact the achievement of such forecasts include compliance with new laws and regulations; significant raw material price fluctuations; currency exchange rate fluctuations; business cycles; and political uncertainties. Specific risks to the Company include risk of recession in the international markets and industries in which its products are sold; the concentration of a significant portion of the Company's revenues from customers whose equipment needs are located in the Asia-Pacific region; the concentration of a substantial percentage of the Company's sales with a few major customers, several of whom have significant manufacturing presence in the Asia-Pacific region; timing of new system orders and the timing of payments due on such orders; changes in installation schedules, which could lead to deferral of progress payments or unanticipated production costs; new or emerging technologies from current competitors, customers' in-house engineering departments and others; competition from current competitors, customers' in-house engineering departments and others; and the emergence of a substitute for glass. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

                                     PART I.

ITEM 1.  BUSINESS.

OVERVIEW

         The Company designs and assembles glass bending and tempering (i.e., strengthening) systems used by glass manufacturers and processors in the conversion of flat glass into safety glass. The Company sells its systems worldwide, primarily to automotive glass manufacturers and processors (the "Automotive Market") and also to architectural glass manufactures and processors (the "Architectural Market"). The Company's systems are designed to meet customers' safety glass production requirements for complexity, accuracy and optical quality while simultaneously enhancing system productivity, flexibility and cost efficiency. For the Automotive Market, the Company has developed bending and tempering systems that meet automobile manufacturers' safety glass specifications for current and future production models. For the Architectural Market, the Company's energy-efficient processing systems are capable of producing high-quality bent or flat glass at output rates tailored to meet customer-specific production requirements. As a result of the long useful life and growing worldwide installed base of its systems, the Company is able to complement its sale of complete systems ("Original Equipment") with the sale of aftermarket products and services consisting of retrofits, tooling (i.e., molds used to shape automotive glass) and replacement parts (the "Aftermarket"). The Company's products feature proprietary technologies that have been developed over the last 25 years and are protected by more than 700 patents and patent application filings worldwide.

         For fiscal year ended June 30, 1998, the Company generated net revenue and EBITDA (as defined in Footnote (d) under the heading "Selected Financial Data") of $69.6 million and $18.0 million, respectively. Original Equipment revenue totaled $48.9 million, or 70.2%, of the Company's total revenue for the same period. The balance of the Company's revenue was generated through Aftermarket sales including retrofits, tooling and replacement part sales intended to maintain or enhance the Company's installed base of systems.

         A Glasstech system performs a series of processes that bend and strengthen flat glass in the production of safety glass products such as car windows. In each system, flat glass supplied by glass manufacturers is conveyed horizontally on ceramic rollers through a high temperature furnace, a bending module and a quench module (which completes the tempering process by rapidly cooling the heated glass). Microprocessor-based controls regulate temperature, speed and glass location throughout the entire process. In addition, the Company develops its own proprietary software to control the integrated system. The modular design of a Glasstech system readily enables the Company to offer customized systems that meet specific technical requirements of its customers. Such a design also creates equipment retrofit and upgrade opportunities for the Company. The Company works closely with its customers as they identify capacity and functionality requirements for a new system and then throughout the usual 10 to 12 month order, installation and acceptance cycle to ensure satisfaction with their completed system. Systems designed for the Automotive Market are used to form and temper glass for automotive back, side and roof windows, as well as to form and anneal glass used for windshields. Systems designed for the Architectural Market process curved and flat tempered glass which are used for skylights, insulating glass, patio doors, furniture and appliances. The Company has an installed base of more than 390 systems located in over 45 countries on six continents.

BACKGROUND

         The Company was founded in 1971 to manufacture flat glass tempering systems for the Architectural Market. Building on its success in that market, in 1977 the Company delivered its first bending and tempering system used to produce simple glass shapes for the Automotive Market. Through continued product development programs and technological enhancements, the Company manufactured its first bending and tempering system for complex glass shapes for the Automotive Market in 1985. This system enables the Company's customers to bend and form glass while it is still inside the furnace, which results in enhanced quality, higher yields (i.e., reduced breakage and fewer defects) and more precision in the final shape of the safety glass product.

         In 1988, and again in 1989, the Company was purchased in separate leveraged buyout transactions. In December 1992, the Company reorganized its senior management. In May 1993, the Company filed for protection under Chapter 11 of the Federal Bankruptcy Code due to an inability to service indebtedness incurred in the 1989 leveraged buyout transaction. While under the protection of Chapter 11, the new management team refocused its business strategy by, among other things, focusing on the sale of a more profitable product mix and on the containment of costs. As a result of these efforts, a reorganization of its senior management and a reorganization of the Company's debt under a bankruptcy plan of reorganization, the Company emerged from Chapter 11 in January 1995. Upon consummation of the Reorganization, the Company's debt holders converted their debt obligations into 100% of the Company's equity, $42.0 million of 10% Senior Notes and the right to receive certain cash payments.

         In 1997, Glasstech Holding Co ("Holding") and Glasstech Sub Co. ("Sub Co.") were formed to effect the acquisition of the Company by Key Equity Capital Corporation ("KECC"), certain of KECC's affiliates and certain members of management of the Company (collectively, the "Key Equity Group"). The acquisition was consummated on July 2, 1997 pursuant to an Agreement and Plan of Merger, dated as of June 5, 1997, among Holding, Sub Co. and the Company, as amended (the "Merger Agreement"). Under the terms of the Merger Agreement, Sub Co. was merged into the Company, and the Company continued as the surviving corporation (the "Merger"). The aggregate consideration for the Merger was $77.9 million (the "Purchase Price"). To finance and complete the Merger (including the payment of related fees and expenses): (i) the Key Equity Group purchased, for $15.0 million, all of the outstanding shares of capital stock of Holding;
(ii) Holding purchased, for $15.0 million, all of the outstanding shares of capital stock of Sub Co. (the "Equity Contribution"); (iii) Sub Co. sold 12 3/4% Senior Notes Due 2004 (the "Old Notes") in an aggregate principal amount of $70.0 million and the Company issued 70,000 Warrants (received from Holding) to purchase an aggregate of 877.21 shares of Class A Common Stock of Holding ("Initial Offering"); and (iv) upon completion of the Merger, the Company, as the surviving entity, became the obligor on the Old Notes. The Company also entered into a new $10.0 million revolving credit facility (the "Credit Facility"), which is secured by substantially all of the assets of the Company. The foregoing transactions are collectively referred to herein as the "Transactions." Holding has no significant activities other than its investment in the Company. In December 1997, the Company completed an exchange offer under which holders of the Old Notes were offered the opportunity to exchange their Old Notes for the Company's Series B 12 3/4% Senior Notes Due 2004 (the "Senior Notes") that were identical to the Old Notes, except that the Senior Notes were issued in a transaction registered under the Securities Act of 1933, as amended, and are not subject to certain restrictions on transfer contained in the Old Notes and do not provide for any registration rights.

         Prior to the consummation of the Merger, the Company redeemed its existing indebtedness at a premium, paid certain Transaction-related expenses and remitted any remaining unrestricted cash in excess of $2.0 million to its stockholders. Also, prior to the consummation of the Merger all existing stock options and common stock warrants of the Company were deemed exercised and exchanged for their pro rata share of the Purchase Price.

         As a result of the Transaction, the financial position and results of operations of the Company subsequent to the Transaction (the "Successor Company") are not necessarily comparable to the financial position and results of operations of the Company prior to the Transaction (the "Predecessor Company"). Amounts reported for financial reporting purposes in fiscal 1998 represent the activity of the Successor Company beginning July 2, 1997.

         The Merger resulted in the Company having substantial goodwill, an increase in long-term debt, original equity of approximately $11.7 million and a significant reduction in cash. In addition, the Company incurred an extraordinary charge of $4.2 million relating to the early extinguishment of debt and other charges aggregating approximately $3.7 million. These charges are reflected in the Company's statement of operations for the period of July 1, 1997 through July 2, 1997.

THE MARKET FOR SAFETY GLASS PRODUCTS

         In the United States, automobile manufacturers purchase most of their safety glass products from independent glass manufacturers and processors, except for Ford Motor Company and Chrysler Corporation, each of which produces a portion of its safety glass requirements in-house. In Europe and Asia-Pacific, the majority of automobile glass manufacturers purchase safety glass products from independent manufacturers and processors. The Company believes that most of the major glass manufacturers and processors are customers of the Company.

         Automotive safety glass products are formed into either simple or complex shapes. Simple glass, which is relatively flat and has little curvature, is required to conform to exacting physical dimensions and fracture requirements. Significant bending technology is not required to process this type of glass. Unlike simple glass, complex glass has a high degree of curvature, or "bulge." The more curvature that a piece of glass has, the more likely it is to develop optical distortions unless it is produced to precise specifications. For this reason, it is important that the bending of complex glass be done in a manner that produces consistent, repeatable results subject to minimal process variation.

         In the Automotive Market, the majority of side, back and roof windows consist of a single piece of tempered glass. The majority of windshields are of laminated construction, which requires the insertion of a plastic layer between two pieces of annealed glass.

         In the Architectural Market, the most common architectural glazing product worldwide is flat tempered glass. Such glass is used for building windows, patio doors, shower enclosures, display cases, furniture glass and appliance glass.

         The Company believes that a future trend in the Automotive Market will be that of increasing use of additional laminated glass for sidelites and backlites. If this trend materializes, it will mean the use of more glass in cars since laminated glass requires the use of two pieces of glass where one is now used for each sidelite and backlite. If this trend develops, it may increase the need for the Company's equipment.

THE SAFETY GLASS PRODUCTION PROCESS

         The Company's systems process flat glass produced by glass manufacturers into safety glass. The Company designs and assembles Original Equipment systems that bend and temper flat glass for automotive, industrial and architectural applications. The Company also designs and assembles systems that anneal (rather than temper) glass for use in the production of laminated glass for products such as automotive windshields. The basic fabrication process involves placing a piece of glass horizontally on a conveyor of ceramic rollers that transfers the glass through a furnace where it is heated to the desired temperature. If the glass then requires bending, it generally will be bent into either a simple or complex shape. The glass is then moved into the quench where, depending upon the desired end product, it is either tempered or annealed.

         Heating Process. Traditionally, all Glasstech systems heated glass with electric radiant heat ("ERH"). As an alternative, the Company introduced gas-fired forced convection heat ("FCH"). FCH was developed in conjunction with the Gas Research Institute ("GRI"). FCH is currently available for sale in the Automotive and Architectural Markets. FCH offers customers significant advantages over ERH technology. For example, FCH can be more cost-effective than ERH, because gas often is less expensive than electricity. In addition, FCH can heat glass with special coatings faster and more uniformly than ERH, resulting in lower production costs, faster outputs and higher quality glass. In spite of FCH's significant advantages, not all product applications justify the additional capital expense of an FCH furnace. Accordingly, the Company expects to continue to offer systems with ERH.

         Bending Process. Glasstech systems generally bend glass into simple and complex shapes through one of three techniques. The gravity-sag technique creates simple shapes by placing a piece of glass on a ring mold, heating it to its softening point and allowing the shape to form via gravity. The deep bending technique creates complex shapes by placing the glass on a ring mold, heating it and pressing the heated glass against a full surface area mold. The cylindrical bending technique creates simple shapes with a single curve by placing the glass on rollers, heating it and using a set of flexible rollers to curve the glass.

         Tempering Process. Tempering is the process of strengthening heated glass by cooling it rapidly. Tempered glass is up to five times stronger than untempered glass and, if broken, fractures into small pieces, reducing the risk of injury. Conversely, untempered glass will splinter and produce sharp edges. The process the Company uses to temper safety glass is called "quenching" which involves moving the heated glass into the quench where, through a computer-controlled process, it is cooled with air directed on the surfaces of the glass by an array of nozzles that diffuse air from a large blower or fan. Glass tempered by a Glasstech system meets international fracture standards.

         Annealing Process. The annealing process is a preparatory step in the process of producing laminated glass, which is used to form most vehicle windshields. The annealing process is similar to the tempering process, except that instead of cooling the glass rapidly, it is cooled much more slowly. Annealed glass breaks more easily upon impact and, unlike tempered glass, splinters when broken. To complete the lamination process, glass processors and fabricators layer two pieces of annealed glass, which can be produced by one of the Company's Original Equipment systems, around a piece of plastic such that the annealed glass adheres to the plastic when broken. A laminated glass product breaks relatively easily into a spider web-like pattern without permitting the object creating the impact to break through the glass, and any glass particles remain adhered to the plastic layer, thereby reducing the risk of injury to the vehicle's or building's occupants.

PRODUCTS

         Original Equipment-Automotive. Systems designed and assembled for the Automotive Market process flat glass by bending and tempering it to produce automotive side, back and roof windows and by bending and annealing flat glass in the production of laminated glass for windshields. The Company sells four basic systems, which are primarily differentiated by their bending techniques, to automotive glass manufacturers and processors.

         * Quick-Sag System. Introduced in the late 1970s, the Company's quick-sag system (the "Quick-Sag System") bends and tempers glass for side, back and roof automotive windows. Using the gravity-sag technique, the Quick-Sag System produces high optical-quality glass in simple shapes. Although this is the Company's oldest system, demand for it continues in markets such as China, South America and other developing markets. Such a system may be retrofitted to provide higher output deep bending or cylindrical bending capabilities if required by the Company's customers.

         * Deep Bending System. The Company's deep bending system (the "Deep Bending System") was first introduced in 1985 in response to customers' demands for more complex safety glass shapes that could not be produced by the gravity-sag technique used in the Quick-Sag System. By using the deep-bending technique, such systems shape glass with enhanced optical quality to precise tolerances with deep and complex bends for automotive side and back windows. To form different shapes of complex safety glass, the Deep Bending System requires different sets of tooling, which the Company offers as part of its aftermarket business.

         * Cylindrical Bending System. Introduced in fiscal 1994 to produce accurate, simple cylindrical bends using flexible rollers (rather than tooling), the cylindrical bending system (the "Cylindrical Bending System") produces side and roof vehicle windows that require a simple cylindrical bend. Prior to the introduction of this system, it generally was not cost-effective for the Company to offer a system that produced glass with a simple cylindrical bend because the Company was unable to compete favorably against equipment designed in-house by the Company's customers. With the introduction of the Cylindrical Bending System, however, the Company now offers customers the ability to make faster changeovers by eliminating the tooling requirements typical of its other bending systems. This feature reduces the customers' production costs and maximizes their system performance.

         * In-line System. Unlike the movement of glass in a Quick-Sag System or a Deep Bending System, in which glass exits from the side of the bending module, the glass in an in-line system (the "In-line System") travels in a straight line throughout the entire process. An In-line System is capable of producing higher quality glass at faster output rates and at lower costs per piece of glass than a side-exit system. The first generation of the In-line System was introduced in 1985. A second generation In-Line System was placed into operation in 1995 for the production of windshield glass. The Company recently introduced an improved version of the In-line System that is capable of producing complex-shaped glass for automotive windshields and back windows.

         Original Equipment-Architectural. Systems designed and assembled for the Architectural Market process flat glass by tempering or by bending and tempering it for applications including residential and commercial construction, furniture, display cases, shower enclosures and appliances.

         * Flat Glass Tempering Systems. The Company's initial generation of flat glass tempering for architectural applications was introduced in 1971. Current systems can be equipped with either ERH or FCH heating technology. A system with FCH is more expensive initially than one with ERH, but offers significant energy cost savings and output advantages, particularly for reflective or low-emissivity glass.

         * Bending and Tempering Systems. Initially introduced in 1990 in response to the demand for curved glass from the Architectural Market, these systems are designed to shape glass of varying thicknesses into custom-specified curves.

         Original Equipment-Other. In 1992, the Company formed Stir-Melter, Inc. ("Stir-Melter"), a wholly owned subsidiary that designs and assembles a glass-melting system that vitrifies (i.e., changes into a glass-like substance by fusion due to heat) hazardous waste for safe disposal. Stir-Melter's systems are rapid glass melters that employ aggressive mechanical stirring action in combination with direct electrical heating.

         Aftermarket Business. Aftermarket products and services complement the Company's Original Equipment business. Sales in this area consist of the following items: (i) retrofits (extensions or improvements of current systems);
(ii) tooling (complete sets of bending and tempering equipment designed to produce specific complex-shaped glass products); (iii) ceramic rollers (used to convey glass through the furnace); (iv) replacement parts for all the individual system components; and (v) technical services.

         * Retrofits. Retrofits are purchased by customers who want to increase production capacity, extend bending capability, increase system efficiency or take advantage of the latest computer and control system developments. Typical retrofits and improvements include: (i) extensions of heater length to increase capacity; (ii) conversions from automotive simple bending systems to complex bending systems, such as from a Quick-Sag System to a Deep Bending System; (iii) quench upgrades; (iv) conversion of a single-function system to a dual-function system, such as adding a Cylindrical Bending System to a Quick-Sag System; and (v) computer or control upgrades.

         * Tooling. The Company's customers in the Automotive Market operate complex bending and tempering systems that require part-dedicated tooling equipment to produce individual vehicle window parts that meet precise design and shape specifications. The Company's tooling products generally include: (i) bending molds; (ii) bending rings (to press the glass to the mold); (iii) lift jets (to raise the glass from the conveyor to the mold); (iv) quench rings (to transport the glass from the mold to the quench); and (v) quenching heads (which incorporate nozzles and direct air against the glass surface).

         * Ceramic Rollers. The Company's roller hearth technology was introduced to eliminate the marks left on glass by older vertical systems that tempered flat glass by hanging it from tongs. The ceramic rollers are used to convey the glass horizontally into and through the furnace and are manufactured to strict specifications in order to reduce distortion or markings on the glass surface.

         * Replacement Parts. Both proprietary and nonproprietary parts are offered to replace components used in Glasstech systems. Customers are encouraged to purchase an initial consignment of replacement parts when purchasing a new system and to maintain critical parts in inventory throughout the life of their system.

         * Technical Services. The Company's technical services department provides it with an important competitive advantage. The customer service staff provides aftermarket technical support and gathers feedback from customers regarding specific product improvement recommendations for Glasstech systems.

PRODUCT DEVELOPMENT

         The Company's Research and Development ("R&D") effort is a significant factor in maintaining its market and technological leadership. The objective of the Company's R&D effort is to develop new products and to improve existing products to meet present and future market demands. The Company works closely with its customers to identify their current and future needs, enabling it to proactively design creative solutions to meet future industry requirements. Development proposals are submitted to the Company's Executive Technical Committee to be analyzed and assessed. Proposals are authorized only when the committee is satisfied that the proposal meets customer or market needs and the proposed program can be conducted cost-effectively with a reasonable probability of achieving the desired level of profitability.

         The Company has spent approximately $4.6 million, $4.6 million and $4.2 million (exclusive of expenditures relating to demonstration glass tempering furnaces) in fiscal years 1996, 1997 and 1998, respectively, on the development of new systems or on the improvement of existing systems.

MARKETING AND SALES

         The Company's sales efforts are conducted by personnel operating in the Americas, Europe (including Africa and the Middle East) and Asia-Pacific. The Company's international sales efforts are supplemented by nonexclusive sales agents retained on a commission basis. Commissions are paid only when sales are confirmed and payments have been received from the customer. Glasstech Ltd., a wholly owned subsidiary of the Company, supports the Company's sales efforts in Europe.

         The Company has installed more than 390 systems in over 45 countries on six continents. The Company's customers include virtually all major glass manufacturers and processors, such as Chrysler Corporation, Ford Motor Company, Guardian Industries Corp. and PPG Industries, Inc. in the United States; Compagnie de Saint-Gobain and Pilkington plc in Europe; Asahi Glass Company, Central Glass Company and Nippon Sheet Glass Company in Japan; Hankuk Glass Industry Company and Keumkang Ltd. in Korea; and Shatterprufe (Pty) Limited in South Africa.

         As part of its marketing process, the Company maintains ongoing customer relationships that enable management to understand its customers' needs for existing and new product capabilities. Due to the size of a Glasstech system, from both a physical and economic perspective, a significant commitment with respect to planning is required on the part of the Company's customers before they order new equipment and subsequently place it into operation. As part of this planning process, the customer involves the Company in discussions that can last up to one or two years before an order is actually placed. At any point in time, the Company and its customers are involved in numerous discussions that occur between their respective management teams, technical staffs and sales/purchasing staffs.

         The customer service staff provides aftermarket technical support and gathers information from customers regarding specific product improvement recommendations for Glasstech systems. Customer service representatives are also available to the Company's customers as consultants on a per diem basis. The Company's technical representatives train the customer's workforce to properly operate its Glasstech system and consult on specific technical issues or production goals. The Company's customer service department has a program that provides customers with 24-hour troubleshooting services via telephone. In-house computers enable the Company to simulate system problems that a customer might experience and provide the customer with prompt solutions.

         Installation of a Glasstech system typically requires 12 months from the time the customer executes a contract to final acceptance of the system. Completion of aftermarket sales varies with each product and can take anywhere from 24 hours to 10 months to complete.

         A substantial portion of the Company's revenue historically has been comprised of sales to a limited number of customers. For example, in fiscal years 1996, 1997 and 1998, Asahi Glass Company, Chrysler Corporation, Ford Motor Company, Nippon Sheet Glass Company and Pilkington plc collectively accounted for 41.6%, 56.9% and 45.1% of total revenue, respectively. In addition, (i) in fiscal 1996, Pilkington plc accounted for more than 10.0% of revenue; (ii) in fiscal 1997, Asahi Glass Company, Chrysler Corporation, Nippon Sheet Glass Company and Pilkington plc each accounted for more than 10.0% of revenue; and
(iii) in fiscal 1998, Asahi Glass Company and Ford Motor Company each accounted for more than 10.0% of revenue.

INTERNATIONAL

         The Company's revenue by geographic region is as follows (dollars in thousands):

                                                                 PREDECESSOR COMPANY           SUCCESSOR COMPANY
                                                                 -------------------           -----------------
                                                                 YEARS ENDED JUNE 30,          YEAR ENDED JUNE 30
                                                                ---------------------          ------------------
                                                                 1996            1997                1998
                                                                -------         -------            -------
Asia-Pacific                                                    $23,065         $45,276            $27,654
Europe                                                            9,827           5,030             11,518
Latin American                                                    6,208           2,616              5,384
Other                                                             4,877           1,242              1,523
                                                                -------         -------            -------
Total Non-United States Sales                                    43,977          54,164             46,079
United States                                                   $18,794         $22,269            $23,509
                                                                -------         -------            -------
Total Overall Sales                                             $62,771         $76,433            $69,588
                                                                =======         =======            =======

         The Company also generates a substantial portion of its revenue outside of the United States. During fiscal 1996, 1997 and 1998, approximately 36.7%, 59.2% and 39.7% of the Company's net revenue was derived from sales of products located in the Asia-Pacific region (Australia, China, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, and Thailand).

         Management believes the current economic uncertainties in the Asia-Pacific region indicate that the timing of orders for the Company's products will be adversely affected in fiscal 1999. In fiscal 1998, the impact of this situation was somewhat mitigated by offsetting equipment sales to customers in other regions of the world, particularly in Europe. However, given the inherent difficulty in predicting with certainty the timing of contract signings and geographic areas into which equipment will be delivered in fiscal 1999 and beyond, the ultimate severity of the impact of this situation on the Company's financial performance in fiscal 1999 and beyond is impossible to predict. The Company will continue to monitor the situation in the Asia-Pacific region. Notwithstanding the current economic conditions in the Asia-Pacific region, the Company believes that given world demographics and long term economic trends, the Asia-Pacific region will continue to represent a significant market for the Company's products and it intends to continue its presence in this area.

COMPETITION

         The principal competitive factors in the Automotive Market are price and system capabilities or specifications. The Company's primary competition in the Automotive Market comes from either (i) the engineering departments of certain of its customers, such as Pilkington plc and Compagnie de Saint-Gobain, which design and build glass processing systems in-house or (ii) glass manufacturers which process safety glass and sell it to automobile manufacturers, such as Chrysler Corporation and Ford Motor Company, which elect to purchase processed safety glass rather than install their own Glasstech system. In either case, the Company primarily competes against its customers by developing systems with greater capabilities than those currently produced in-house. Management believes that the Company has a significant share of the market for technologically advanced systems used to bend and temper automotive glass into complex shapes and is the only significant independent supplier.

         In the Architectural Market, there is significant competition among manufacturers of flat glass tempering systems, but less significant competition for bending and tempering systems. The Company's principal competitor in the Architectural Market is Tamglass Oy of Finland, which competes against the Company mainly in the market for flat glass tempering systems.

PATENTS AND PROPRIETARY RIGHTS

         The Company protects its technology by filing patents and patent applications in the U.S. and in major markets worldwide. It is the Company's policy to aggressively pursue patent coverage for significant product developments. The Company holds over 125 patents in the U.S. and more than 375 patents outside the United States. In addition, the Company has more than 225 patent application filings worldwide. Typically, within each Glasstech system, several patents cover various controls, bending processes or other aspects of the equipment. While management does not believe that the loss of any one patent would have a material adverse effect on the Company's business, it believes that the Company's patent position is material in the aggregate. In the ordinary course of business, the Company is required to defend its patented technology from possible or actual infringement that may occur.

         The Company's patents cover a range of products and product features, including: (i) the Quick-Sag System; (ii) the Company's complex in-furnace bending process (used in both Deep Bending and In-line Systems); (iii) the Cylindrical Bending System; (iv) quenching systems; (v) process controls for systems; and (vi) other aspects of its technologies and equipment. As patents on some of the Company's older technologies, such as the Quick-Sag System, begin to expire, the Company continually applies for, and is generally issued, patents relating to its newer, leading edge technologies.

         The Company received funding from GRI for the development of the FCH technology. Under an agreement with GRI, GRI retained rights to the resulting U.S. patents. Under the GRI agreement, the Company received two exclusive patent licenses in the U.S. One license permits the Company to use FCH technology in systems that produce flat tempered glass (the "Flat License") and the other license permits the Company to use FCH technology in systems that produce bent glass (the "Bent License"). The exclusivity with respect to the Flat License and Bent License expires in 2000 and 2003, respectively. Subject to certain obligations to exploit FCH technology with respect to the Bent License, the Company will continue to hold nonexclusive licenses for FCH technology for the duration of the underlying patents. Under the terms of the GRI agreement, the Company holds the exclusive rights to the FCH patents outside of the U.S.

         Substantially all Company employees execute technology agreements that have a confidentiality provision and assign patent rights to the Company. Members of senior management have entered into employment agreements that contain noncompete provisions.

MATERIALS AND SUPPLY ARRANGEMENTS

         The Company has reached agreement with many of its suppliers, including most of its major suppliers, which guarantee firm pricing, generally for one year, but do not have purchase volume requirements obligating the Company to purchase certain quantities. Management believes that the Company has made adequate arrangements with backup suppliers to avoid any material adverse effect that would occur if one of its primary suppliers were unable to fill Company orders. In fiscal 1998, the Company did not purchase more than 10% of its materials and supplies from any one supplier.

ENVIRONMENTAL MATTERS

         The Company's operations and properties are subject to a wide variety of increasingly complex and stringent federal, state and local laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances, and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees (collectively, the "Environmental Laws"). As such, the nature of the Company's operations exposes it to the risk of claims with respect to such matters and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Management believes its operations and properties are in compliance in all material respects with Environmental Laws. Based upon its experience to date, management believes that the future cost of compliance with and liability under existing Environmental Laws will not have a material adverse effect on the Company's business, financial condition or operating results. However, future events, such as the discovery of new information, changes in existing Environmental Laws or their interpretations and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

EMPLOYEES

         As of June 30, 1998, the Company employed 273 people. The Company has experienced low personnel turnover throughout its history. The Company has no union employees, and no attempt has ever been made to organize its workforce. Management believes that its relations with its employees are good.

BACKLOG

         The Company had a backlog (on a percentage of completion basis) of approximately $34.9 million at June 30, 1998 as compared to approximately $30.3 million at June 30, 1997. The Company expects to complete the substantial majority of this backlog by the end of fiscal 1999.


ITEM 2.  PROPERTIES.

         The Company's facilities are located in Perrysburg, Ohio. The Company leases a 96,800 square foot facility that houses its offices and plant, as well as an adjacent 43,200 square foot facility for production and storage. The 96,800 square foot facility is subject to a five-year lease that will expire on December 31, 1999, after which the Company has an option to extend the lease for two additional five-year periods. The 43,200 square foot building is subject to a two-year lease that will expire on January 31, 2000. The Company also owns an adjacent 108,000 square foot building that houses R&D, tooling design, tooling production and demonstration glass tempering furnaces. The Company believes that its current facilities are adequate for its foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS.

         On January 15, 1997, James E. Heider, a former executive officer of the Company, commenced an action against the Company and Mark Christman, the President of the Company, in the Common Pleas Court of Wood County, Ohio, relating to the nonrenewal of his employment agreement. In the amended complaint, Mr. Heider alleges that the Company breached his written employment agreement and breached implied and express employment agreements that, according to the complaint, were created pursuant to certain alleged oral statements. The complaint also alleges that Mr. Heider was terminated in retaliation for reporting on the conduct of certain employees and that Mr. Heider was wrongfully denied the ability to exercise certain stock options. Mr. Heider seeks compensation of approximately $9.5 million for lost wages, bonuses, back pay, vacation pay and the value of other fringe benefits he would have received through continued employment with the Company. The Company believes that this action is without merit and is barred by the provisions of Mr. Heider's written employment agreement with the Company. On July 24, 1998, the Company was granted a motion for summary judgement on all counts. Mr. Heider filed an appeal and the Company intends to contest this appeal.

         On April 14, 1998 the Company filed suit in the United States District Court for the Northern District of Ohio (the "Court"), against TGL Tempering Systems Inc., Tamglass, Inc., and Tamglass Ltd. Oy (the "Tamglass Companies") alleging misappropriation by the Tamglass Companies of the Company's trade secrets as a result of the Tamglass Companies' unauthorized acquisition of a Glasstech Architectural Glass Bending and Tempering System. The Court entered an order which restrains the Tamglass Companies from destroying, moving or disassembling the Glasstech Architectural Bender, destroying or moving any other evidence relating to the Tamglass Companies' acquisition or use of the Company's equipment, and preventing defendants from using or selling any trade secrets pending completion of expedited discovery. Defendants have not yet filed an answer to the Company's Complaint and the litigation is just at its inception. A hearing on the Company's request for a preliminary injunction and the Tamglass Companies' motion to dismiss for lack of jurisdiction has been postponed pending submission by Tamglass of, and the Court's review in camera of, certain Ohio business information relevant to that motion to dismiss. Settlement discussions between the parties have been initiated.

         The Company is subject to other legal proceedings and claims that arise from time to time in the ordinary course of its business. Management believes that the amount of any ultimate liability with respect to these actions will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED MATTERS.

         There is no established public trading market for the common stock of the Company. The sole shareholder of the Company is Holding, a holding company formed for the purpose of acquiring all of the outstanding stock of the Company. Holding has no significant activities other than its investment in the Company.

         The Company has not declared or paid cash dividends to Holding. The Company anticipates that all of its earnings in the near future will be retained for the development and expansion of its business and, therefore, does not anticipate paying dividends on its common stock in the foreseeable future. Declaration of dividends on the common stock will depend upon levels of indebtedness, future earnings, the operating and financial condition of the Company, its capital requirements and general business conditions, among other things. In addition, the agreements governing the Company's indebtedness contain provisions that restrict the ability of the Company to pay dividends on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected historical consolidated financial and other data of the Company for the five years ended June 30, 1998 which have been derived primarily from the Company's audited consolidated financial statements. The information presented below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere in this Form 10-K.



                                                                                                                        SUCCESSOR
                                              PREDECESSOR COMPANY                       REORGANIZED COMPANY              COMPANY
                                           --------------------------       ---------------------------------------    ----------
                                             YEAR       PERIOD FROM         PERIOD FROM
                                             ENDED      JULY 1, 1994        JAN. 4, 1995               YEAR ENDED JUNE 30,
                                            JUNE 30,      THROUGH              THROUGH      -------------------------------------
                                             1994       JAN. 3, 1995         JUN. 30, 1995     1996          1997          1998
                                             ----       ------------         -------------     ----          ----          ----
STATEMENT OF OPERATIONS DATA:
Net revenue                                 $  51,975     $  25,948            $  27,854     $  62,771     $  76,433     $  69,588
Cost of goods sold                             33,329        16,576               17,036        39,024        45,603        37,760
                                            ---------     ---------            ---------     ---------     ---------     ---------

   Gross profit                                18,646         9,372               10,818        23,747        30,830        31,828
Selling, general and administrative             7,001         3,430                5,105        10,724        12,866        11,035
Research and development                        4,520         2,082                2,302         4,557         4,594         4,247
Amortization expense                            5,434         2,512                1,203         2,407         2,306         4,356
                                            ---------     ---------            ---------     ---------     ---------     ---------
    Operating profit                            1,691         1,348                2,208         6,059        11,064        12,190
Interest expense                                   --            --               (2,077)       (4,200)       (4,200)       (9,643)
Other income (expense) -net                       (16)           35                  784         1,541         2,263           525
                                            ---------     ---------            ---------     ---------     ---------     ---------
   Income before items below                    1,675         1,383                  915         3,400         9,127         3,072
Reorganization items (a)                         (271)       (1,164)                  --            --            --            --
Income taxes not payable in cash (b)               --            --                 (445)       (1,418)       (2,551)       (2,249)
Federal income taxes, current                      --            --                   --          (105)          (78)           --
Extraordinary gain (c)                             --       214,773                   --            --            --            --
Cumulative effect on prior years of change in
   method of accounting for non-pension
   post-retirement benefits                        --        (1,906)                  --            --            --            --
                                            ---------     ---------            ---------     ---------     ---------     ---------
   Net income                               $   1,404     $ 213,086            $     470     $   1,877     $   6,498     $     823
                                            =========     =========            =========     =========     =========     =========

OTHER DATA:
EBITDA (d)                                  $   8,736     $   4,625            $   4,109     $   9,780     $  14,829     $  18,002
Depreciation and amortization (e)               7,045         3,277                1,901         3,721         3,765         5,812
Capital Expenditures                              484           480                  680         2,152           990           349
Backlog                                        21,249        31,941               25,931        38,907        30,307        34,848


CASH FLOW PROVIDED BY (USED IN):
Operating activities                        $   8,319     $  13,803            $  (1,389)    $  22,521     $   8,973     $   7,921
Investing activities                             (468)         (479)                  90        (1,663)         (978)      (75,521)
Financing activities                               --        (6,200)              (3,797)          125            (5)       80,721


BALANCE SHEET DATA (AT END OF PERIOD):
Working capital                             $  29,062     $  18,649            $  21,725     $  27,599     $  39,519     $   6,538
Total assets                                   85,983        87,952               83,808        95,977        99,364       102,919
Total debts                                   269,411        42,000               42,000        42,000        42,000        69,357
Shareholders' equity (capital deficiency)(f) (192,912)       20,174               20,644        22,652        29,232        12,545

(a) Reorganization items relate to the period in which the Company was operating under the protection of Chapter 11 of the Bankruptcy Code.

(b) Income taxes not payable in cash represent the tax effect of certain acquired temporary differences existing prior to the Transactions and are recorded as a reduction to goodwill. Such amounts existing prior to the Reorganization were recorded as a reduction to reorganization value in excess of amounts allocable to identifiable assets as required by SOP 90-7.

(c) An extraordinary gain of $214,773 was recognized on January 3, 1995 because the consideration for the discharge of pre-petition liabilities was less than the carrying value of the recorded liabilities discharged.

(d) EBITDA for any period means operating profit plus depreciation and amortization. Management understands that EBITDA is an indicator customarily used by investors to gauge a company's ability to service its interest and principal obligations. EBITDA should not be considered in isolation from, as a substitute for or as being more meaningful than net income, cash flows from operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with generally accepted accounting principles, and should not be construed as an indication of the Company's operating performance or as a measure of liquidity. EBITDA, as presented herein, may be calculated differently by other companies and, as such, EBITDA amounts presented herein may not be comparable to other similarly titled measures of other companies.

(e) Depreciation and amortization does not include the amortization of deferred financing costs, which is recorded with interest expense.

(f)      The Company has not declared or paid any dividends to its shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL OVERVIEW

         The Company designs and assembles glass bending and tempering (i.e., strengthening) systems which are used by glass manufacturers and processors in the conversion of flat glass into safety glass. Systems are sold worldwide, primarily to automotive glass manufacturers and processors and, to a lesser extent, to architectural glass manufacturers and processors. Revenues generated by the sale of new systems are referred to below as "Original Equipment."

         The Company has an installed base of more than 390 systems in over 45 countries on six continents. As a result of its installed base and the relatively long useful life of a system, the Company also engages in sales of aftermarket products and services (retrofit of systems with upgrades, tooling used to shape glass parts, replacement parts and technical services). Revenues generated by these types of products are referred to below as "Aftermarket."

         In this MD&A section all dollar amounts are in thousands, unless otherwise indicated.

REVENUES

         For financial reporting purposes, the Company includes in income the ratable portion of profits on uncompleted contracts determined in accordance with the stage of completion measured by the percentage of costs incurred to estimated total costs of each contract (generally, Original Equipment, system retrofits and tooling). Unbilled amounts included in uncompleted contract receivables represent revenues recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represent amounts billed in excess of revenues recognized. Revenue from sales other than contracts (spare parts and engineering services) is recognized when the products are shipped.

SELLING EXPENSE

         The Company maintains an in-house sales staff and uses the services of commissioned agents around the world for the sale of Original Equipment and aftermarket products and services. In addition, the Company maintains a sales and engineering support office in the United Kingdom. The substantial majority of the Company's Original Equipment is sold directly to the largest glass manufacturers and processors in the world or to affiliated companies in which they participate or control.

RESEARCH AND DEVELOPMENT

         The Company believes it is the technological leader in the design and assembly of glass bending systems. The Company works with customers to identify product needs and market requirements. Periodically, the Company enters into joint development agreements with customers. From time to time, the Company allocates a portion of its R&D resources to complete the transition from new product development to new product introduction. When the Company does this, these expenses are charged directly to the contracts relating to the introduction of new products. The Company considers R&D expenses and new product introductions a very integral part of its future success.

MANAGEMENT'S ESTIMATES RELATED TO ASIA-PACIFIC CONTRACTS

         In the ordinary course of business, management continually makes estimates on a variety of matters ranging from percentage of completion of products to collectibility of future payments (see Note 2 of Notes to Consolidated Financial Statements). Due to the economic uncertainties evolving in the Asia-Pacific region toward the end of fiscal 1997, management undertook a careful review of each contract from that region which was still incomplete at June 30, 1997. This review led management to conclude that the then unfolding uncertainty and instability in the Asia-Pacific region placed the collection of the final payments on many of these contracts at significant risk. Accordingly, management increased estimated costs on Asia-Pacific contracts by an amount equal to the final payments due on these contracts. During the course of fiscal 1998, the substantial majority of these contracts were completed in due course. Subsequently, aggressive and diligent collection efforts by management resulted in the eventual collection of the final payments owed on these contracts. In retrospect, the ultimate collection of these payments had the effect of deferring revenue recognition from fiscal 1997 to fiscal 1998, with net revenues, gross profit, operating income, net income and EBITDA being positively impacted in fiscal 1998 approximately as follows: $5,200, $5,200, $4,100, $2,500 and $4,100, respectively. Operating income, net income and EBITDA had less than the full impact of the $5.2 million net revenue increase, due to bonus calculations and changes in effective tax rates. However, the increase in estimated costs related to the Asia-Pacific region contracts at June 30, 1997 had no impact on net cash provided by operating activities since the cash payments were scheduled to be made, and were made, during fiscal 1998, all as originally provided in the underlying contracts.

         Management believes that the magnitude of the change in estimates described above represented a unique situation attributed to the following factors: (1) at the end of fiscal 1997, contracts in process from the Asia-Pacific region represented a significant percentage of total contracts in process, both in number of contracts and dollar exposure, and (2) the depth of the economic uncertainty in that region at June 30, 1997. Management does not believe that the magnitude of the changes in estimates experienced in fiscal 1998 is likely to recur. No increases in estimated costs of similar magnitude were made either at June 30, 1996 or June 30, 1998.

RESULTS OF OPERATIONS

         The following table presents the amounts and the percentage of total net revenue for certain revenue and expense items for the periods indicated:


                                                                                                      SUCCESSOR
                                                PREDECESSOR COMPANY                                    COMPANY
                                    ---------------------------------------------------        -----------------------
                                                                  YEAR ENDED JUNE 30
                                    ----------------------------------------------------------------------------------
                                           1996                          1997                           1998
                                    ---------------------        ----------------------        -----------------------
Net revenue(a)
     Original Equipment             $    34,214     54.5%        $    50,237      65.7%        $    48,873      70.2%
     Aftermarket                         28,557     45.5              26,196      34.3              20,715      29.8
                                    -----------   ------         -----------    ------         -----------    ------
         Total net revenue               62,771    100.0              76,433     100.0              69,588     100.0
Cost of goods sold(a)                    39,024     62.2              45,603      59.7              37,760      54.3
                                    -----------   ------         -----------    ------         -----------    ------
Gross profit                             23,747     37.8              30,830      40.3              31,828      45.7
SG&A expense                             10,724     17.1              12,866      16.8              11,035      15.8
R&D expense                               4,557      7.2               4,594       6.0               4,247       6.1
Amortization expense(b)                   2,407      3.8               2,306       3.0               4,356       6.3
                                    -----------   ------         -----------    ------         -----------    ------
         Operating profit           $     6,059      9.7%        $    11,064      14.5%        $    12,190      17.5%
                                    ===========   ======         ===========    ======         ===========    ======

Amortization expense(b)                   2,407      3.8               2,306       3.0               4,356       6.3
Depreciation expense                      1,314      2.1               1,459       1.9               1,456       2.1
                                    -----------   ------         -----------    ------         -----------    ------
         EBITDA                     $     9,780     15.6%        $    14,829      19.4%        $    18,002      25.9%
                                    ===========   ======         ===========    ======         ===========    ======

(a) Contract revenue and cost of goods sold are recognized on a percentage completion basis measured by the percentage of costs incurred to the estimated total costs of each contract.

(b) Amortization expense excludes the amortization of deferred financing costs that is included with interest expense.

Fiscal Year 1998 Compared with Fiscal Year 1997

         Net revenue for fiscal 1998 decreased $6,845, or 9.0%, to $69,588 from $76,433 for fiscal 1997. Original Equipment revenue decreased $1,364, or 2.7%, to $48,873 for fiscal 1998 compared to $50,237 for fiscal 1997. At the end of fiscal 1997, the Company's backlog of uncompleted contracts contained, both in dollar amount and number of contracts, a significant number of contracts from the Asia-Pacific region. This was due to the economic prosperity enjoyed by that region in fiscal 1996 and, in the case of the Peoples Republic of China, contracts signed by customers in anticipation of the tightening of import duties on the Company's equipment which did, in fact, occur. Economic uncertainties in the Asia-Pacific region, together with the tightening of import duties in the Peoples Republic of China, resulted in a substantial reduction in both contract signings and revenues in the Asia-Pacific region in fiscal 1998. This reduction was somewhat mitigated by offsetting equipment sales to customers in other regions of the world (see "Business-International" above). In addition, the financial uncertainties which enveloped the Asia-Pacific region in late fiscal 1997 caused the Company to change its cost estimates with respect to contracts in the Asia-Pacific region which were incomplete at the end of fiscal 1997 (see "General Overview-Management's Estimates Related to Asia-Pacific Contracts" above). Aftermarket revenue decreased $5,481, or 20.9%, to $20,715 for fiscal 1998 from $26,196 for fiscal 1997. The decrease in aftermarket revenue was due primarily to a decline in automotive retrofit and tooling revenue which generally fluctuate based on customer demands and are influenced by a variety of factors, including economic conditions and the customers' retrofit schedules and the timing of automotive manufacturers' design changes, which may impact the release of tooling orders.

         A significant portion of the Company's revenue is generated from customers outside of the United States. For fiscal 1998, Original Equipment revenue from foreign customers was $31,287 (64.0% of total

Original Equipment revenue) as compared to $37,096 (73.8% of total Original Equipment revenue) for fiscal 1997. The percentage of aftermarket revenue from foreign customers increased to 71.4% of total aftermarket revenue for fiscal 1998 compared to 66.2% for fiscal 1997.

         Gross profit increased $998, to $31,828, or a gross margin percentage of 45.7%, for fiscal 1998 compared to $30,830, or a gross margin of 40.3%, for fiscal 1997.

         Selling, general and administrative expenses decreased $1,831, or 14.2%, to $11,035 for fiscal 1998 from $12,866 for fiscal 1997. This decrease was primarily the result of decreases in directors' fees and expenses, personnel recruitment fees and professional fees.

         Research and development expenses decreased $347, or 7.6%, to $4,247 for fiscal 1998 from $4,594 for fiscal 1997. For fiscal 1998, certain developmental engineering resources were dedicated to the completion of certain original equipment contracts, thereby causing a reduction in research and development expenses.

         Amortization expense increased $2,050, or 88.9%, to $4,356 for fiscal 1998 from $2,306 for fiscal 1997. The increase in amortization expense resulted from the amortization of goodwill arising from the Transaction.

         Operating profit increased $1,126, or 10.2%, to $12,190 for fiscal 1998 from $11,064 for fiscal 1997. Operating profit, as a percentage of revenue, was 17.5% for fiscal 1998 as compared to 14.5% for fiscal 1997.

         Interest expense increased $5,443 to $9,643 for fiscal 1998 from $4,200 for fiscal 1997 as a result of the increased debt and a higher interest rate beginning July 2, 1997. Other income, net, which is comprised primarily of interest income, decreased $1,738 to $525 for fiscal 1998 from $2,263 for fiscal 1997 due to reduced cash balances subsequent to July 2, 1997.

         The Company's effective tax rate for the period ended June 30, 1998 and the year ended June 30, 1997 was 73.2% and 28.8%, respectively. The effective tax rate for fiscal 1998 differs from the Company's statutory tax rate due to the effects of certain amounts not deductible for income tax purposes, consisting primarily of goodwill amortization. As a result of the Transaction, amortization expense related to goodwill has increased significantly, resulting in the increased effective tax rate in the current period. However, due to the Company's current tax position, including available net operating loss carryforwards, no income taxes are currently payable in cash for fiscal 1998.

         Net income decreased $5,675, or 87.3%, to $823 for the period ended June 30, 1998 compared to $6,498 for the year ended June 30, 1997. This decrease was due to increased interest expense and the increase in the effective tax rate.

         EBITDA, which is defined as operating profit plus depreciation and amortization, increased $3,173, or 21.4%, to $18,002 for the period ended June 30, 1998 from $14,829 for the year ended June 30, 1997.

Fiscal Year 1997 Compared with Fiscal Year 1996

         Net revenue for fiscal 1997 increased $13,662, or 21.8%, to $76,433 from $62,771 for fiscal 1996. Original Equipment revenue increased $16,023, or 46.8%, to $50,237 for fiscal 1997 compared to $34,214 for fiscal 1996. The increase in Original Equipment revenue was primarily the result of increased contract signings and demand for the Company's products, particularly automotive systems. Aftermarket revenue decreased $2,361, or 8.3%, to $26,196 for fiscal 1997 from $28,557 for fiscal 1996. The decrease in aftermarket revenue was due to a decline in automotive retrofit and tooling revenue partially offset by an increase in replacement parts revenue. Generally, automotive retrofit and tooling revenues fluctuate based on customer demands and are influenced by a variety of factors, including economic conditions and the customers' retrofit and tooling schedules.

         A significant portion of the Company's revenue is generated from customers outside of the United States. For fiscal 1997, Original Equipment revenue from foreign customers was $37,096 (73.8% of total Original Equipment revenue) as compared to $24,866 (72.7% of total Original Equipment revenue) for fiscal 1996. The percentage of aftermarket revenue from foreign customers was 66.2% of total aftermarket revenue for fiscal 1997 compared to 66.9% for fiscal 1996.

         Gross profit increased $7,083, after the effect of a one-time expense of $890 to replace certain components in forced convection heaters, to $30,830, or a gross margin percentage of 40.3%, for fiscal 1997 compared to $23,747, or a gross margin of 37.8%, for fiscal 1996. The increase in gross profit was due to increased revenue for 1997. The increase in the gross margin is the result of a more profitable product mix (reflecting a shift toward increased sales to the Automotive Market) for fiscal 1997 as compared to fiscal 1996.

         The one-time expense of $0.9 million to fabricate, replace and install certain components in forced convection heaters was a result of the use of an inadequate grade of stainless steel in those components. After identifying the problem, the Company identified an appropriate grade of stainless steel for fabrication of replacement components to be installed in forced convection heaters. Based on the Company's past experience, the Company believes that its materials testing procedures are adequate to prevent a recurrence of a similar event.

         Selling, general and administrative expenses increased $2,142, or 20.0%, to $12,866 for fiscal 1997 from $10,724 for fiscal 1996. This increase was primarily the result of increases in incentive compensation costs due to increased earnings and directors' fees and expenses.

         Research and development expenses were $4,594 for fiscal 1997 and $4,557 for fiscal 1996.

         Amortization expense for fiscal 1997 was $2,306 compared to $2,407 for fiscal 1996.

         Operating profit increased $5,005, or 82.6%, to $11,064 for fiscal 1997 from $6,059 for fiscal 1996. Operating profit, as a percentage of revenue, was 14.5% for fiscal 1997 as compared to 9.7% for fiscal 1996 due to increased revenue and a more profitable product mix.

         Interest expense for fiscal 1997 and fiscal 1996 was $4,200. Other income, net, which is comprised primarily of interest income, increased $722, or 46.9%, to $2,263 for fiscal 1997 from $1,541 for fiscal 1996. This increase was the result of a $7,990, or 18.2%, increase in the average cash balance for fiscal 1997 as compared to fiscal 1996.

         Since the Reorganization, the Company's effective tax rate has been greater than the statutory tax rate as a result of the amortization expense relating to the Reorganization that is not deductible for income tax purposes. The Company's effective tax rate decreased to 28.8% for fiscal 1997 compared to 44.8% for fiscal 1996 as a result of the reduction in the valuation allowance of deferred taxes and significantly higher pretax income, without an increase in nondeductible amortization expenses. Income taxes not payable in cash relate to pre-Reorganization temporary differences, primarily related to patent amortization, and utilization of pre-Reorganization net operating loss carryforwards. Income taxes not payable in cash increased $1,133 to $2,551 for fiscal 1997 from $1,418 for fiscal 1996 due primarily to increased earnings in fiscal 1997.

         Net income increased $4,621, after the effect of a one-time expense of $890 to replace certain components in forced convection heaters, to $6,498 for fiscal 1997 compared to $1,877 for fiscal 1996. This increase in net income was due primarily to the increase in operating profit.

         EBITDA increased $5,049, or 51.6%, to $14,829 for fiscal 1997 compared to $9,780 for fiscal 1996. The increase in EBITDA resulted from the increase in operating profit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and capital resources were significantly impacted by the Transaction. The Company's primary sources of liquidity are funds provided by operations and amounts available under the Credit Facility. The Senior Notes do not require any principal payments prior to maturity. The Credit Facility will be used to fund working capital requirements as needed and to secure standby letters of credit, which totaled $2,706 at June 30, 1998. At June 30, 1998, the Company was in compliance with all material covenants in the Senior Notes and Credit Facility.

         Net cash provided by operating activities can vary significantly from quarter to quarter or year to year due to the number of new system signings and the amount and timing of new system payments. In most instances, progress payments on new system orders are invoiced or received in advance of revenue recognition. When progress payments are invoiced or received in advance of such revenue recognition, the Company increases current liabilities represented by its billings in excess of costs and estimated earnings on uncompleted contracts. When the revenue is earned, the Company recognizes the revenue and reduces the billings in excess of costs and estimated earnings on uncompleted contract balances. Net cash provided by operating activities for the period ended June 30, 1998 was $7,921, whereas for the year ended June 30, 1997, net cash provided by operating activities was $8,973. The increase in estimated costs related to the Asia-Pacific Region contracts at June 30, 1997 had no impact on net cash provided by operating activities since the cash payments were scheduled to be made, and were made, during fiscal 1998, all as originally provided in the underlying contracts.

         The Company has a backlog (on a percentage of completion basis) at June 30, 1998 of approximately $34,848 as compared to $30,307 at June 30, 1997. The Company expects to complete a substantial majority of this backlog within the next 12 months.

         Capital expenditures, including demonstration furnaces classified as fixed assets, were $349 for fiscal 1998 compared to $990 for fiscal 1997. Future capital expenditures, excluding demonstration furnaces, used to replace or improve operating equipment and facilities are estimated to approximate $1,500 per year. In addition, the Company intends to make periodic replacements and improvements on demonstration furnaces, which are used for customer demonstrations and research and development purposes. Demonstration furnaces, which outlive their usefulness for customer demonstrations or research and development purposes, or both, may be refurbished and sold or put to other applicable uses.

         As of June 30, 1998, the Company had net operating loss ("NOL") carryforwards for regular and alternative minimum tax purposes of approximately $36,301 and $33,071, respectively, which expire in the years 2009 through 2013. These NOL's are subject to annual usage limitations.

         Although the Company's ability to generate cash has been affected by the increased interest costs resulting from the Transaction, management believes that internally generated funds, together with amounts available under the Credit Facility, will be sufficient to satisfy the Company's operating cash and capital expenditure requirements, make required payments under the Credit Facility and make scheduled interest payments on the Senior Notes. However, the ability of the Company to satisfy its obligations will ultimately be dependent upon the Company's future financial and operating performance and upon its ability to renew or refinance borrowings or to raise additional equity capital as necessary. The Company's business is subject to rapid fluctuations due to changes in the world markets for the end products produced by its equipment (largely in the cyclical markets of automobiles and construction), currency fluctuations, the local economies of those countries where users and potential users of the Company's equipment are located, geopolitical events and other macroeconomic forces largely beyond the ability of the Company to predict or control. Except as discussed below, management is not currently aware of any trends, demands, commitments or uncertainties which will or which are reasonably likely to result in a material change in the Company's liquidity.

         During fiscal 1996, 1997 and 1998, approximately 36.7%, 59.2% and 39.7% of the Company's net revenue was derived from sales of products located in the Asia-Pacific region (Australia, China, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, and Thailand).

         Management believes the current economic uncertainties in the Asia-Pacific region indicate that the timing of orders for the Company's products will be adversely affected in fiscal 1999. In fiscal 1998, the impact of this situation was somewhat mitigated by offsetting equipment sales to customers in other regions of the world, particularly in Europe. However, given the inherent difficulty in predicting with certainty the timing of contract signings and geographic areas into which equipment will be delivered in fiscal 1999 and beyond, the ultimate severity of the impact of this situation on the Company's financial performance in fiscal 1999 and beyond is impossible to predict. The Company will continue to monitor the situation in the Asia-Pacific region. Notwithstanding the current economic conditions in the Asia-Pacific region, the Company believes that given world demographics and long term economic trends, the Asia-Pacific region will continue to represent a significant market for the Company's products and it intends to continue its presence in this area.

INFLATION

         Management believes that the Company's operations have not been adversely affected by inflation.

YEAR 2000 COMPLIANCE

         Since March, 1998, the Company has had a committee reviewing issues and problems relating to potential year 2000 problems which may arise because computers, software and firmware programs, applications and information technology systems (the "IT Systems") and items with embedded microchips (the "Non-IT Systems" and, together with the IT Systems, the "Systems") only utilize two digits to refer to a year. The Company has recognized that this year 2000 problem, may cause many of the Systems to fail or perform incorrectly because they will not properly recognize a year that begins with "20" instead of the familiar "19." If a computer system or software application used by the Company or by a third party dealing with the Company fails because of the inability of the system to properly read the year "2000," this failure could have a material adverse effect on the Company.

         The Company's review and assessment of the year 2000 problem has focused on four primary areas: (i) the Systems and their relationship to the Company's operations, (ii) Glasstech systems currently being used by the Company's customers and currently being sold by the Company, (iii) compliance by the Company's 50 largest suppliers, and (iv) compliance by the suppliers of the Company's building and utility systems. The Company has not incurred, and does not anticipate incurring, material costs related to year 2000 compliance.

The Systems

         The Company has completed its review of the Systems, including both the IT Systems and the Non-IT Systems . In reviewing the Systems, the Company found that some of them were not year 2000 compliant. The

Company has purchased, and is in the process of installing, upgraded versions of the IT Systems, including the software programs used for financial reporting, purchasing, order entry, payroll and product design/development that the Company has been assured are year 2000 compliant by the vendors of those programs. The Company expects these upgrades to be completed by December 1998. The Company believes that, with the exception of one of its computer-aided design ("CAD") systems, its manufacturing and design operations are year 2000 compliant. The Company is reviewing the non-compliant CAD system to determine if the system should be upgraded or shut down, because the system's functions can be performed by other year 2000 compliant systems currently operated by the Company.

         Although there can be no assurance that the Company has identified and corrected, or will identify and correct, every year 2000 problem found in the Systems, the Company believes that it has a comprehensive program in place to identify and correct any such problems. The Company is in the process of developing contingency plans for use in the event of the failure of any of the Systems and expects to have this process completed by December 1998.

Glasstech Systems

         The Company assessed the year 2000 compliance of the Glasstech systems currently in service. The Company determined that the majority of the Glasstech systems currently in service should continue to operate after the year 2000; however, the internal date function on certain systems may not perform properly, which would require the end-user of a Glasstech system to make certain manual changes to the maintenance reports printed by the system. The Company has identified one type of software within certain Glasstech systems which, if not properly reset, may cause this type of Glasstech system to fail. The Company has addressed the year 2000 problems in all of the Glasstech systems currently being sold, and has put out a service bulletin on the Glasstech systems currently in service to inform customers of the problems. The Company intends to make software upgrades available to its customers by December 1998 that address these problems.

Suppliers

         The Company has commenced a program to determine the year 2000 compliance efforts of its equipment and raw materials suppliers. The Company sent out questionnaires to its 50 largest suppliers and, as of September 15, 1998, the Company had received responses from approximately 80% of these suppliers. The Company intends to complete this review by December 1998. This program has not yet revealed any material problems.

         However, this program is ongoing and the Company's efforts with respect to specific problems identified will depend in part on its assessment of the likelihood that any such problems may have a material adverse impact on the Company. Unfortunately, the Company cannot fully control the conduct of its suppliers, and there can be no guarantee that year 2000 problems originating with a supplier will not occur. As discussed under "Business--Materials and Supply Arrangements," the Company believes that it has made adequate arrangements with backup suppliers to avoid any material adverse effect that would occur if one of its primary suppliers were unable to fill the Company's orders for any reason, including as a result of year 2000 problems.

Building and Utility Suppliers

         The Company is currently reviewing its building and utility systems (gas, electrical, telephone, etc.) for the impact of the year 2000 problem. The Company intends to complete this review by March 1999. If the Company did not receive utility service from certain of these suppliers, the Company could be unable to produce Glasstech systems or take orders for new systems. While the Company is working diligently with all of its utility suppliers and has no reason to expect that they will not be able to provide service after the year 2000, there can be no assurance that these suppliers will be able to meet the Company's requirements. In the case of these suppliers, an acceptable contingency plan has not yet been developed. Because of the nature of these suppliers and the fact that they are often the only suppliers of a given service available in the Company's geographic region, management believes that it may prove impossible to develop an acceptable contingency plan for certain of the building and utility systems. The failure of any such supplier to fully remediate its systems for year 2000 compliance could cause a shut down of the Company's manufacturing and design facility, which could impact the Company's ability to meet its obligations to supply Glasstech systems to its customers and could have a material adverse affect on the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     PAGE
                                                                                                     ----
CONSOLIDATED FINANCIAL STATEMENTS:
Report of Independent Auditors........................................................................26
Consolidated Balance Sheets as of June 30, 1998 and 1997..............................................27
Consolidated Statements of Income for the Years Ended June 30, 1998, 1997 and 1996....................28
Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 1998, 1997 and 1996......29
Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997 and 1996................30
Notes to Consolidated Financial Statements............................................................31

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholder
Glasstech, Inc.

         We have audited the accompanying consolidated balance sheets of Glasstech, Inc. as of June 30, 1998 and 1997, and the related consolidated statements of income, shareholder's equity, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the Financial Statement Schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as an evaluation of the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As more fully described in the notes to the consolidated financial statements, effective July 2, 1998, the Company was acquired by Glasstech Holding Co. The acquisition was accounted for under the purchase method of accounting for financial reporting purposes. As a result of this acquisition, the consolidated financial statements for the period after the acquisition are presented on a different cost basis than that for the period before the acquisition and, therefore, are not comparable.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glasstech, Inc. at June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended the June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             ERNST & YOUNG LLP

Toledo, Ohio
August 14, 1998

                                 GLASSTECH, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                   JUNE 30
                                                                                          1998                   1997
                                                                                   -------------------------------------------
                                                                                   SUCCESSOR COMPANY      PREDECESSOR COMPANY
                                                                                                  (NOTE 1)
ASSETS
Current assets:
   Cash and cash equivalents                                                             $  13,121               $51,805
   Restricted cash                                                                               -                 1,529
   Accounts receivable:
     Contracts:
       Uncompleted, including unbilled amounts of $6,841 and $2,188                          7,930                 3,652
       Completed                                                                               931                 1,676
     Trade, less allowance of $40 for doubtful accounts                                      1,144                 1,530
                                                                                   -------------------------------------------
                                                                                            10,005                 6,858
   Inventory:
     Replacement and service parts                                                           1,656                 2,084
     Furnace contracts and other                                                             2,017                 2,182
                                                                                   -------------------------------------------
                                                                                             3,673                 4,266
   Prepaid expenses                                                                            350                   481
                                                                                   -------------------------------------------
Total current assets                                                                        27,149                64,939

Property, plant and equipment, net                                                           6,947                 8,390

Other assets:
   Patents, less accumulated amortization of $1,727 and $4,317                              16,556                18,283
   Goodwill, less accumulated amortization of $2,629                                        47,796                     -
   Reorganization value in excess of amounts allocable to identifiable assets less
     accumulated amortization of $1,599                                                          -                 7,583
   Deferred financing costs and other                                                        4,471                   169
                                                                                   -------------------------------------------
Total other assets                                                                          68,823                26,035
                                                                                   -------------------------------------------
                                                                                          $102,919               $99,364
                                                                                   ===========================================
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                                     $    4,167                 3,413
   Billings in excess of costs and estimated earnings on uncompleted contracts               4,309                10,720
   Accrued liabilities:
     Interest                                                                                4,462                 2,100
     Salaries and wages                                                                      3,851                 3,606
     Contract costs                                                                          2,382                 3,780
     Other                                                                                   1,440                 1,801
                                                                                   -------------------------------------------
                                                                                            12,135                11,287
                                                                                   -------------------------------------------
Total current liabilities                                                                   20,611                25,420

Long-term debt                                                                              69,357                42,000
Nonpension postretirement benefit obligation                                                   406                 2,712

Shareholders' equity:
   Common stock $.01 par value; 1,000 shares authorized, issued and outstanding (10,000,000 shares authorized; 1,004,119 shares issued and
     outstanding at June 30, 1997)                                                               -                    10
   Additional capital                                                                       15,750                20,377
   Retained earnings                                                                           823                 8,845
                                                                                   -------------------------------------------
                                                                                            16,573                29,232
   Shareholders' basis reduction                                                            (4,028)                    -
                                                                                   -------------------------------------------
Total shareholders' equity                                                                  12,545                29,232
                                                                                   -------------------------------------------
                                                                                          $102,919               $99,364
                                                                                   ===========================================

See accompanying notes.

                                 GLASSTECH, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)


                                                                       YEARS ENDED JUNE 30
                                                          1998                 1997                1996
                                                  ------------------------------------------------------------
                                                       SUCCESSOR                   PREDECESSOR
                                                        COMPANY                     COMPANY
                                                                              (NOTE 1)

Net revenue                                            $69,588              $76,433               $62,771
Cost of goods sold                                      37,760               45,603                39,024
                                                  ------------------------------------------------------------
Gross profit                                            31,828               30,830                23,747

Selling, general and administrative expenses            11,035               12,866                10,724
Research and development expenses                        4,247                4,594                 4,557
Amortization expense                                     4,356                2,306                 2,407
                                                  ------------------------------------------------------------
Operating profit                                        12,190               11,064                 6,059

Interest expense                                        (9,643)              (4,200)               (4,200)
Other income - net                                         525                2,263                 1,541
                                                  ------------------------------------------------------------
Income before income taxes                               3,072                9,127                 3,400

Income taxes not payable in cash                        (2,249)              (2,551)               (1,418)
Federal income taxes, current                                -                  (78)                 (105)
                                                  ============================================================
Net income                                           $     823             $  6,498              $  1,877
                                                  ============================================================


See accompanying notes.

                                 GLASSTECH, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)



                                               COMMON STOCK                        SHAREHOLDERS'
                                         -------------------------    ADDITIONAL       BASIS        RETAINED
                                          SHARES          AMOUNT        CAPITAL      REDUCTION      EARNINGS        TOTAL
                                         ----------------------------------------------------------------------------------

PREDECESSOR COMPANY (NOTE 1)
Balance July 1, 1995                     1,000,001        $    10       $ 20,164       $     -        $   470      $ 20,644
   Net income                                                                                           1,877         1,877
   Issuance of common stock warrants                                         131                                        131
                                         ----------------------------------------------------------------------------------
Balance, June 30, 1996                   1,000,001             10         20,295             -          2,347        22,652
   Net income                                                                                           6,498         6,498
   Issuance of common stock                  4,118              -             82                                         82
                                         ----------------------------------------------------------------------------------
Balance, June 30, 1997                   1,004,119        $    10       $ 20,377       $              $ 8,845      $ 29,232
                                         ==================================================================================

SUCCESSOR COMPANY (NOTE 1)
   Issuance of common stock                  1,000        $     -       $ 15,750       $     -        $     -      $ 15,750
   Shareholders' basis reduction                                                        (4,028)                      (4,028)
   Net income                                                                                             823           823
                                         ----------------------------------------------------------------------------------
Balance, June 30, 1998                       1,000        $     -       $ 15,750       $(4,028)       $   823      $ 12,545
                                         ==================================================================================


See accompanying notes.

                                 GLASSTECH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                       YEARS ENDED JUNE 30
                                                                   1998         1997        1996
                                                                ----------------------------------
                                                                 SUCCESSOR       PREDECESSOR
                                                                  COMPANY          COMPANY
                                                                            (NOTE 1)
OPERATING ACTIVITIES
Net income                                                      $    823     $  6,498     $  1,877
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                 6,447        3,764        3,721
     Income taxes not payable in cash                              2,249        2,551        1,418
     Nonpension postretirement benefit obligation expense
       in excess of payments                                          15          159          377
     Accretion of debt discount                                      107            -            -
     Other                                                             7           11           13
     Changes in assets and liabilities affecting operations:
         Restricted cash                                           1,529         (111)       1,095
         Accounts receivable                                      (2,855)       1,397        3,978
         Inventory                                                   832       (1,697)         246
         Prepaid expenses                                             86         (166)           6
         Accounts payable                                            480         (450)         817
         Billings in excess of costs and estimated earnings
           on uncompleted contracts                               (6,583)      (4,917)       8,274
         Accrued liabilities                                       4,784        1,934          699
                                                                ----------------------------------
Net cash provided by operating activities                          7,921        8,973       22,521

INVESTING ACTIVITIES
Net assets purchased                                             (74,796)           -            -
Increase in long-term notes receivable                              (656)           -            -
Additions to property, plant and equipment                          (349)        (990)      (2,152)
Proceeds on sale of demonstration furnace                            270            -          491
Other                                                                 10           12           (2)
                                                                ----------------------------------
Net cash used in investing activities                            (75,521)        (978)      (1,663)

FINANCING ACTIVITIES
Issuance of long-term debt and related warrants                   70,000            -            -
Issuance of common stock                                          15,000           82            -
Deferred financing costs                                          (4,279)         (87)           -
Issuance of stock warrants                                             -            -          131
Other                                                                  -            -           (6)
                                                                ----------------------------------
Net cash provided by (used in) financing activities               80,721           (5)         125
                                                                ----------------------------------

Increase in cash and cash equivalents                             13,121        7,990       20,983
Cash and cash equivalents at beginning of year                         -       43,815       22,832
                                                                ----------------------------------
Cash and cash equivalents at end of year                        $ 13,121     $ 51,805     $ 43,815
                                                                ==================================

Supplemental disclosure of cash flow information:
  Cash paid (received) during the year for the following:
       Interest                                                 $  4,438     $  4,200     $  4,177
                                                                ==================================
       Income taxes                                             $   (311)    $    337     $    105
                                                                ==================================


                             See accompanying notes.

                                 GLASSTECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1.  BASIS OF PRESENTATION

         Effective July 2, 1997, Glasstech, Inc. (the "Company") was acquired by Glasstech Holding Co. ("Holding") (the "Transaction"). In connection with the Transaction, Holding, a holding company formed for the purpose of completing the Transaction, formed a wholly owned subsidiary, Glasstech Sub Co. ("Sub Co."), which acquired all of the outstanding stock of the Company. Subsequently, Sub Co. was merged into the Company. Holding has no significant activities other than its investment in the Company. The acquisition was accounted for under the purchase method of accounting for financial reporting purposes and the purchase price of approximately $77.9 million has been allocated to the underlying net assets acquired. The Transaction resulted in the Company having substantial goodwill, increased debt and a significant reduction in cash.

         As a result of the Transaction, the financial position and results of operations of the Company subsequent to the Transaction are not necessarily comparable to the financial position and results of operations of the Company prior to the Transaction. In the accompanying consolidated financial statements, the Company's financial position and results of operations prior to the Transaction are indicated as relating to the "Predecessor Company" while the financial position and results of operations subsequent to the Transaction are indicated as relating to the "Successor Company." Amounts reported for financial reporting purposes in fiscal 1998 represent the activity of the Successor Company beginning July 2, 1997.

         In connection with accounting for the Transaction, the Company applied the provisions of Emerging Issues Task Force Issue 88-16 (EITF 88-16), whereby the carryover equity interests of certain shareholders from the Predecessor Company to the Successor Company were recorded at their predecessor basis. As a result, shareholder's equity of the Successor Company has been reduced by $4.028 million with a corresponding reduction to the value of goodwill acquired.

         The Company has two wholly owned subsidiaries, Glasstech Ltd., a corporation in the United Kingdom, and Stir-Melter, Inc., a domestic subsidiary, which are consolidated for financial reporting purposes. The Company will file a separate Company tax return for its tax year ended June 30, 1998. Such separate Company return will include Stir-Melter, Inc. for the 2-day period ended July 2, 1997. Holding and Stir-Melter, Inc. will file separate Company returns for their tax years ended June 30, 1998. All significant intercompany amounts and transactions have been eliminated.

         The Company designs and manufactures glass bending and tempering equipment and markets and sells such equipment worldwide to both automotive glass fabricators and architectural glass producers. Glasstech Ltd. provides engineering, sales, and service support in Europe, the Middle East, and Africa. Stir-Melter, Inc. designs and markets glass-melting equipment for the treatment of certain waste products.

2.    SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

For financial reporting purposes, the Company includes in income the ratable portion of profits on uncompleted contracts determined in accordance with the stage of completion measured by the percentage of costs incurred to estimated total costs of each contract. For income tax purposes, contracts are accounted for on the inventory accrual basis, whereby income is recognized when the customer accepts the equipment. Unbilled amounts included in uncompleted contract accounts receivables represent revenues recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represent amounts billed in excess of revenues recognized.

         Revenue from sales other than contracts is recognized when the products are shipped.

CREDIT PRACTICES

         Credit terms are granted to customers and periodically revised based on evaluations of the customer's financial condition with collateral generally not being required. In certain instances, letters of credit may be obtained to secure payment. Credit losses relating to customers consistently have been within management's expectations.

CASH AND CASH EQUIVALENTS

         The Company considers all unrestricted highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Restricted cash primarily represents cash collateral for outstanding standby letters of credit issued on behalf of the Company in support of the Company's performance obligations under various sales contracts. These funds become available upon performance under the applicable sales contracts or expiration of the underlying letter of credit, or both.

INVENTORY

         Inventory is stated at the lower of cost or market determined by the first-in, first-out ("FIFO") method.

DEPRECIATION AND AMORTIZATION

         Depreciation is based on the estimated useful lives of the assets and is generally computed using accelerated methods. Amortization of leasehold improvements is provided on the straight-line basis over the estimated useful lives of the assets or the terms of the leases, whichever is shorter. The useful lives range from 10 to 40 years for building and leasehold improvements; 3 to 12 years for machinery and equipment; 7 to 12 years for demonstration glass tempering furnaces; and 3 to 12 years for office equipment and other.

         Patents are being amortized on the straight-line basis over their estimated useful lives of 10 to 15 years.

         Reorganization value in excess of amounts allocable to identifiable assets and, beginning in fiscal 1998, goodwill is being amortized on the straight-line basis over 20 years.

         Deferred financing costs are being amortized over 7 years, the length of the underlying note agreement.

STOCK OPTIONS

         The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APBO No. 25"). The disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" are not material.

MANAGEMENT ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         At June 30, 1997, the estimated costs of contracts in the Asia-Pacific region included provisions for loss exposures related to final payments that would be due upon completion of such contracts in fiscal year 1998. At the time these estimates were made, the Asia-Pacific region was beginning a period of financial instability and uncertainty that placed receipt of these future final contract payments at risk. During fiscal 1998, the Company was successful in the collection of these final contract payments. These changes in estimates in fiscal 1998 resulted in additional contract revenues of $5,200 for the year ended June 30, 1998. The increase in estimated costs related to the Asia-Pacific Region contracts at June 30, 1997 had no impact on net cash provided by operating activities since the cash payments were scheduled to be made, and were made, during fiscal 1998, all as originally provided in the underlying contracts.

NEW ACCOUNTING STANDARDS

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130") and No. 131 "Disclosure About Segments of an Enterprise and Related Information" ("FAS 131") which are effective for periods beginning after December 31, 1997. FAS 130 will not have a material effect on the consolidated financial statements, and the Company has not determined the impact of FAS 131.

3.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                                                         AS OF JUNE 30,
                                                                      1998            1997
                                                                  -----------------------------
                                                                    SUCCESSOR      PREDECESSOR
                                                                     COMPANY         COMPANY
             Cost:
                Land                                              $        110     $        110
                Building and leasehold improvements                      2,329            2,512
                Machinery and equipment                                  1,160            1,830
                Demonstration glass tempering furnaces                   3,044            4,776
                Office equipment                                         1,693            2,456
                Other                                                        9               17
                                                                  -----------------------------
                                                                         8,345           11,701
                Less accumulated depreciation and amortization
                                                                        (1,398)          (3,311)
                                                                  -----------------------------
             Net property, plant and equipment                    $      6,947     $      8,390
                                                                  =============================

4.  NOTES PAYABLE AND LONG-TERM DEBT

         In connection with the Transaction, the Sub Co. issued $70,000 of 12-3/4% Senior Notes due 2004 (the "Old Notes") in a private offering exempt from registration under the Securities Act of 1933, as amended (the "1933 Act"), and intended to permit resales under Rule 144A of the 1933 Act. In connection with the issuance of the Old Notes, the Company received from Holding warrants to purchase 877 shares of common stock of Holding valued for financial reporting purposes at $750. Following the merger of Sub Co. into the Company, the Company became the obligor on the Old Notes. These warrants were issued to the purchasers of the Old Notes. On December 2, 1997, the Company consummated an exchange offer (the "Exchange Offer") of its $70,000 Series B 12-3/4% Senior Notes Due 2004 (the "New Notes"), which were issued in a transaction registered under the 1933 Act, for the Old Notes. The terms of the New Notes are substantially identical to the terms of the Old Notes and as used herein, will be referred to as the "Senior Notes." Interest on the Senior Notes is payable semi-annually on each January 1 and July 1 beginning January 1, 1998. The terms of the Senior Notes do not require any scheduled principal payments prior to maturity.

         The Company also entered into a $10,000 revolving credit facility ("Credit Facility") in connection with the Transaction. The Credit Facility expires on June 30, 2007, and provides for interest on outstanding borrowings at the LIBOR rate plus 2% (7.6875% at June 30, 1998) payable semi-annually. The Credit Facility also secures standby letters of credit, which totaled $2,706 at June 30, 1998, with such amounts reducing available borrowing levels. The Company had no outstanding borrowings under the Credit Facility at June 30, 1998. The Credit Facility is secured by substantially all of the assets of the Company.

         The Senior Notes and the Credit Facility contain numerous financial and other covenants which include the maintenance of certain levels of earnings as defined, restrictions on the payment of dividends, the incurrence of additional indebtedness, and as certain types of business activities and investments. The Company believes that it is in material compliance with all such covenants.

4.  NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED

         Long-term debt at June 30, 1997 consisted of $42,000 of 10% senior notes, which were repaid prior to the Transaction.

         At June 30, 1998 and 1997, the carrying value of the Company's long-term debt approximates its fair value based on the Company's incremental borrowing rates.

5.  COMMON STOCK

         Effective January 5, 1995, the Company adopted a nonqualified stock option plan (the "Plan") authorizing issuance of up to 5% of the Company's outstanding common stock on a fully diluted basis. The Plan provided for granting options to officers and key employees to purchase shares of the Company's common stock at a price established by the Board of Directors, which approximated fair market value. Options had terms of 10 years and became vested and exercisable in 20% increments beginning on the grant date and on each successive anniversary date of the grant. Options for 58,823 shares were authorized and granted under the Plan at an exercise price of $20.00 per share. In addition, the Company granted options for an additional 181,646 shares under separate agreements. The options were granted at an exercise price of $20.00 per share with terms identical to those contained in the Plan. No options were exercised or cancelled through June 30, 1996. During 1997, options for 4,118 shares were exercised and options for 6,176 shares were cancelled. All remaining outstanding options were exercised in connection with the Transaction.

         During 1996, the Company issued 65,290 common stock purchase warrants to certain directors for total proceeds of $131. Subject to certain anti-dilution provisions, each warrant entitled the holder to purchase one share of the Company's common stock for $25.00 per share through January 5, 2001. No warrants were exercised through June 30, 1997. All warrants were exercised in connection with the Transaction.

6.  EMPLOYEE BENEFIT PLANS

         The Company has defined contribution retirement plans which cover substantially all employees. Contributions, which are based on participants' compensation, are funded annually and approximated $639, $604 and $541, for the years ended June 30, 1998, 1997 and 1996, respectively.

         In addition, Glasstech provides certain retiree healthcare insurance benefits to eligible retired employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. These benefits are provided at the discretion of Glasstech and are subject to revision or termination at any time. The Company funds such costs as they are incurred.

         The components of the net periodic postretirement benefit cost at June 30 are as follows:

                                                          1998      1997         1996
                                                        ------------------------------
                                                        SUCCESSOR      PREDECESSOR
                                                         COMPANY         COMPANY

             Service cost (benefits earned during
                the period)                             $  16       $ 117        $ 206
             Interest cost on accumulated
                postretirement benefit obligation          31         128          200

             Net amortization and deferral                  -         (55)           9
                                                        ------------------------------
             Net periodic postretirement benefit
                cost                                    $  47       $ 190        $ 415
                                                        ==============================

         The components of the accumulated postretirement benefit obligation and amounts accrued at June 30 were as follows:

                                                                        1998            1997
                                                                 -------------------------------
                                                                      SUCCESSOR      PREDECESSOR
                                                                       COMPANY        COMPANY
             Actuarial present value of benefit obligations:
                Retirees and dependents                               $  181          $  174
                Eligible active employees                                100              97
                Other active employees                                   124             120
             Unrecognized prior service credit                             -           2,009
             Unrecognized net gain                                         1             312
                                                                 -------------------------------
             Total accrued postretirement benefits                    $  406          $2,712
                                                                 ===============================

         Effective February 1, 1997, the Company portion of the retiree health care insurance benefits was revised to a fixed monthly contribution amount. Prior to this date, the Company's monthly contribution was the actual cost in excess of a fixed monthly contribution by each retiree. The effect of this amendment reduced the Company's nonpension postretirement benefit obligation by approximately $2,009, which, prior to the Transaction, was being amortized on the straight-line method over approximately 20 years.

         Assumed health care cost inflation was based on an initial rate of 8.6% declining ratably over 14 years to an ultimate rate of 5.5%. A one percentage point increase in these rates would have no impact on the accumulated postretirement benefit obligation at June 30, 1998 or the net postretirement benefit cost for 1998. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 8.25% at June 30, 1998 and 1997.

7.  FEDERAL INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax liabilities and assets at June 30 are as follows:

                                                                     1998                1997
                                                              -------------------------------------
                                                                   SUCCESSOR          PREDECESSOR
                                                                    COMPANY             COMPANY
          Deferred income tax liabilities:
             Contract revenues                                      $ (5,469)           $ (5,388)
             Property, plant and equipment                              (816)               (892)
                                                              -------------------------------------
          Total deferred income tax liabilities                       (6,285)             (6,280)

          Deferred income tax assets:
             Federal income tax operating loss carryovers             13,794               7,155
             Accrued liabilities and reserves                          1,044               2,326
             Excess tax basis on purchased assets                      1,006               2,404
             Other                                                       321                 431
                                                              -------------------------------------
          Total deferred income tax assets                            16,165              12,316
          Less valuation reserve                                       9,880               6,036
                                                              -------------------------------------
          Net deferred income tax assets                               6,285               6,280
                                                              -------------------------------------
          Total deferred income taxes - net                         $      -            $      -
                                                              =====================================

         A valuation allowance has been recorded against the Company's deferred income tax assets due to the uncertainties surrounding the realization of any future tax benefit.

         The consolidated effective income tax rate differs from the statutory
U. S. federal tax rate for the following reasons and by the following percentages:

                                                                         1998           1997            1996
                                                                   ------------------------------------------------
                                                                      SUCCESSOR             PREDECESSOR
                                                                       COMPANY                COMPANY

           Statutory U. S. federal tax rate                              34.0%          34.0%            34.0%
           Increase (reduction) in tax rate
             resulting from:
                Amortization of goodwill and
                   excess reorganization value                           32.5            2.2              6.8
                State income taxes                                        4.3            -                -
                Effect of reduction in valuation
                   reserve for deferred income taxes                        -           (8.6)               -
                Other                                                     2.4            1.2              4.0
                                                                   ------------------------------------------------
           Effective tax rate                                            73.2%          28.8%            44.8%
                                                                   ================================================

         The "Effect of reduction in valuation reserve for deferred income taxes" in 1997 represents the effect of changes in post reorganization temporary differences fully reserved by the Company's valuation reserve.

         At June 30, 1998, the Company has net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $36,301 and $33,071, respectively, which expire in the years 2009 through 2013. Such loss carryforwards have annual usage limitations which, if not utilized in a given year, may be utilized in subsequent years.

         Income taxes not payable in cash represent the tax effect of certain acquired temporary differences and are recorded as a reduction to goodwill or, prior to the Transaction, reorganization value in excess of amounts allocated to identifiable assets.

8.  FOREIGN SALES AND SALES CONCENTRATION

         Revenues by geographic region are as follows:

                                                  1998              1997              1996
                                            --------------------------------------------------
                                                SUCCESSOR                PREDECESSOR
                                                 COMPANY                   COMPANY

              United States                      $23,509           $22,269           $18,794
              Asia-Pacific                        27,654            45,276            23,065
              Europe                              11,518             5,030             9,827
              Latin America                        5,384             2,616             6,208
              Other                                1,523             1,242             4,877
                                            --------------------------------------------------
                                                 $69,588           $76,433           $62,771
                                            ==================================================

         Five customers accounted for approximately 45%, 57%, 42%, of net sales during the years ended June 30, 1998, 1997 and 1996, respectively.

9.  LEASES

         The Company leases a manufacturing and office building under a long-term agreement. The minimum annual rental associated with this lease through its expiration on December 31, 1999 is approximately $300. The Company has the option to renew the lease for two additional five-year periods at slightly higher rates. Total rental expense amounted to $300 for each of the three years in the period ended June 30, 1998.

10. TRANSACTIONS WITH AFFILIATE

         Upon consummation of the Transaction and in connection with the related offering of the Old Notes and the warrants, the Company paid a $1,000 financing fee to Key Equity Capital Corporation ("KECC"). In addition, the Company also entered into an advisory agreement with KECC at an annual expense of $200.

11. LEGAL PROCEEDINGS

         On January 15, 1997, James E. Heider, a former executive officer of the Company, commenced an action against the Company and Mark Christman, the President of the Company, in the Common Pleas Court of Wood County, Ohio, relating to the nonrenewal of his employment agreement. In the amended complaint, Mr.

Heider alleges that the Company breached his written employment agreement and breached implied and express employment agreements that, according to the complaint, were created pursuant to certain alleged oral statements. The complaint also alleges that Mr. Heider was terminated in retaliation for reporting on the conduct of certain employees and that Mr. Heider was wrongfully denied the ability to exercise certain stock options. Mr. Heider seeks compensation of approximately $9.5 million for lost wages, bonuses, back pay, vacation pay and the value of other fringe benefits he would have received through continued employment with the Company. The Company believes that this action is without merit and is barred by the provisions of Mr. Heider's written employment agreement with the Company. On July 24, 1998, the Company was granted a motion for summary judgement on all counts. Mr. Heider filed an appeal and the Company intends to contest this appeal.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the names and ages of the Company's executive officers (the "Executive Management") and the directors of the Company and Holding (the "Directors"). The officers and directors of the Company and Holding are identical and management believes that they will continue to be identical for the foreseeable future.

             NAME                  AGE                              POSITION
             ----                  ---                              --------
Mark D. Christman                   46                Director, President and Chief Executive Officer
John S. Baxter                      58                Senior Vice President, Marketing and Sales
Kenneth H. Wetmore                  51                Vice President, General Counsel and Secretary
Ronald A. McMaster, Ph.D.           58                Vice President, Corporate Development
Diane S. Tymiak                     41                Vice President, Treasurer and Chief Financial Officer
Larry E. Elliott                    47                Vice President, Manufacturing and Engineering
James P. Schnabel                   37                Vice President, Development
David P. Given                      44                Director
Jon Kleinke                         34                Director
James M. Papada, III                50                Director
Edmund S. Wright                    55                Director

         Mark D. Christman has been President and Chief Operating Officer of the Company since December 31, 1992. Mr. Christman joined the Company in 1976, and since that time has served in various capacities, including Vice President, Treasurer, Chief Financial Officer and Executive Vice President. Upon the consummation of the Transactions, Mr. Christman was elected Director, President and Chief Executive Officer.

         John S. Baxter has been Senior Vice President, Marketing and Sales, since 1992. Mr. Baxter joined the Company in 1981 and was Managing Director of Glasstech Ltd. from 1981 to 1992. Prior to joining the Company, Mr. Baxter was employed by Triplex Safety Glass, a subsidiary of Pilkington plc, for five years. From July 1997 to February 1998, Mr. Baxter was a Director.

         Kenneth H. Wetmore joined the Company in 1988 as General Counsel and was elected Secretary in 1989 and Vice President in 1991. Mr. Wetmore is also President of Stir-Melter, Inc. Prior to joining the Company, Mr. Wetmore was employed by Owens Corning Fiberglas Corp. for 19 years.

         Ronald A. McMaster, Ph.D. has been Vice President, Corporate Development since 1988. Dr. McMaster joined the Company in 1977 and has served in various capacities, including Vice President, Research and Development and Vice President, Advanced Engineering. Mr. McMaster and Mr. Christman are first cousins.

         Diane S. Tymiak has been Vice President, Treasurer and Chief Financial Officer since 1993. Ms. Tymiak joined the Company in 1980 and has served in various capacities since that time, most recently as Treasurer.

         Larry E. Elliott joined the Company in July 1996 as Vice President, Development. In December 1996, he was elected as Vice President, Manufacturing and Engineering. Prior to joining the Company, Mr. Elliott was employed by the glass division of Ford Motor Company for 25 years, most recently as Supervisor, Fabrication Facilities Engineering.

         James P. Schnabel was elected Vice President, Development in 1997. He has served in various engineering capacities with the Company since 1984, most recently as Director, Product Development.

         David P. Given has been President of KECC, a venture capital firm, since 1995. Mr. Given joined KECC as a Vice President in 1990 and serves as a director of several privately-held companies. Upon the consummation of the Transactions, Mr. Given began to serve as Director.

         Jon Kleinke has been employed as an Associate by KECC, a venture capital firm, since 1996. Prior to joining KECC, Mr. Kleinke was employed for nine years by the General Electric Company in various financial analysis positions. Immediately prior to joining KECC, Mr. Kleinke attended the University of Chicago and earned his MBA. Mr. Kleinke became a Director in February 1998.

         James M. Papada is a partner with the law firm of Stradley, Ronon, Stevens & Young, located in Philadelphia, Pennsylvania from 1978 until 1982 and from 1988 to the present. From 1983 to 1988, Mr. Papada was Chief Operating Officer of Hordis Brothers, Inc., the largest independent glass processor/fabricator in the United States. Mr. Papada also serves as Chairman of the Board of Directors of Technitrol, Inc. (NYSE: TNL), a diversified manufacturer of components for electrical and electronic equipment and is also a director of Parra-Chem Southern, Inc. and CTA, Incorporated. Mr. Papada became a Director in February 1998.

         Edmund S. Wright has been a business consultant since 1995. Prior to that, Mr. Wright was President and CEO of North American Refractory Company from 1981 to 1994, Vice Chairman of NARCO, Canada, Inc. from 1989 to 1994, Chairman of ZIRCOA, Inc. from 1989 to 1994, President of Tri-Star Refractories, Inc. from 1990 to 1994 and Chairman of Dakota Catalyst Products, Inc. from 1995 to 1997. Mr. Wright has been a director of Fairmount Minerals, Inc. from 1995 to the present and of Unifrax Corporation from 1996 to the present. Mr. Wright became a Director in February 1998.

         All Directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Executive Officers serve at the discretion of the Board. Compensation of Directors, not employed by the Company or affiliated with KECC, is $20,000 per year.

         Under the Stockholders' Agreement (as defined herein), Messrs. Given and Kleinke serve as directors as representatives of KECC, and Mr. Christman serves as a director by virtue of his position as President and Chief Executive Officer of the Company and Holding.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation received by the Company's Chief Executive Officer and the four other highest paid executive officers (together with the Chief Executive Officer, the "Named Executive Officers") for services to the Company in fiscal years 1998 and 1997.

                                                        SUMMARY COMPENSATION TABLE
                                                                                         ANNUAL                    ALL OTHER
                                                                                       COMPENSATION              COMPENSATION
                                                                                       ------------              ------------
NAME AND PRINCIPAL POSITION                                   FISCAL YEAR          SALARY         BONUS              (A)
'--------------------------                                   -----------          ------         -----              ---

Mark D. Christman                                                 1998           $309,634       $970,000              -
 President and Chief Executive Officer....................        1997            291,110        700,000              -
John S. Baxter                                                    1998            233,254        296,000              -
 Senior Vice President, Marketing and Sales...............        1997            219,516        215,000              -
Kenneth H. Wetmore                                                1998            200,080        136,000              -
 Vice President, General Counsel and Secretary............        1997            190,448        115,000              -
Larry E. Elliott                                                  1998            163,275        136,000              -
 Vice President, Manufacturing and Engineering............        1997            154,160              -       (b)$40,179
James P. Schnabel                                                 1998            144,690        136,000              -
 Vice President, Development..............................        1997            128,688         32,000              -

(a) No Named Executive Officer received other compensation or perquisites with an aggregate value that exceeded the lesser of $50,000 or 10% of their respective salaries and bonuses except as noted.

(b) In 1997, Mr. Elliott received (i) a defined contribution pension plan equal to 5% of the first $150,000 of salary under the Company's pension plan,
(ii) imputed income on life insurance provided by the Company, and (iii) a moving allowance of $27,662.


                        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                            NUMBER OF
                                                                           SECURITIES              VALUE OF
                                                                           UNDERLYING           UNEXERCISED IN-
                                                                           UNEXERCISED            THE-MONEY
                                                                             OPTIONS               OPTIONS
                                                                          AT JUNE 30, 1998     AT JUNE 30, 1998
                                                         VALUE                (#)                    ($)
                              SHARES ACQUIRED ON        REALIZED          EXERCISABLE/          EXERCISABLE/
      NAME                       EXERCISE (#)             ($)             UNEXERCISABLE         UNEXERCISABLE
      ----                       ------------         -------------       -------------         -------------
Mark D. Christman                  58,707             $2,212,250                   -                  -
John S. Baxter                     10,294                387,955                   -                  -
Kenneth H. Wetmore                  5,882                221,678                   -                  -
Larry E. Elliott                        -                      -                   -                  -
James P. Schnabel                       -                      -                   -                  -

EMPLOYMENT AGREEMENTS AND ARRANGEMENTS

         Mr. Christman has entered into a five-year employment agreement with Holding and the Company pursuant to which Mr. Christman serves as the President and Chief Executive Officer of Holding and the Company (the "President"). Mr. Christman is paid a base salary subject to certain cost-of-living adjustments, and receives customary executive benefits. Additionally, pursuant to his agreement and the Stockholders Agreement (as defined herein), he is entitled to receive no less than 40% of all distributions from the Performance Bonus Pool (as defined herein), participate in the Restricted Stock Program (as defined herein), and participate in the Performance Share Program (as defined herein). See "Management Incentive Plans." The employment agreement also contains a noncompetition provision that prohibits Mr. Christman from competing or holding certain ownership interests in other businesses that compete against the Company for the later of five years after the initial date of the agreement or two years following the termination of Mr. Christman's employment (unless Mr. Christman is terminated without cause, in which case no restriction shall apply). The employment agreement is renewable by the Company for one-year successive terms upon completion of the initial five-year term.

         Each of the other members of Executive Management also entered into an employment agreement (each, an "Employment Agreement" and, collectively with the President's employment agreement, the "Employment Agreements") that is substantially similar to Mr. Christman's agreement, but is paid a base salary per year, subject to certain cost-of-living adjustments.

MANAGEMENT INCENTIVE PLANS

         In connection with the Transactions, the Company established: (i) a performance bonus pool (the "Performance Bonus Pool"); (ii) a restricted stock plan (the "Restricted Stock Program"); and (iii) a performance share program (the "Performance Share Program"), all of which were designed to retain and reward members of Executive Management. No table describing options granted in the last fiscal year has been included, because the Company has not granted any options in the past fiscal year and no options are currently outstanding.

         Performance Bonus Pool. Each member of Executive Management is eligible to receive a distribution from the Performance Bonus Pool. Amounts made available by the Company pursuant to the Performance Bonus Pool at the end of each fiscal year are based on the operating results of the Company for such fiscal year. If EBITDA (which for such purpose will be computed before deducting any fees payable to KECC) is between $14.0 million and $15.0 million for such fiscal year, then amounts available for distribution pursuant to the Performance Bonus Pool will generally be 5.0% of EBITDA. If EBITDA is more than $15.0 million but not over $16.0 million, then amounts available for distribution pursuant to the Performance Bonus Pool will generally be 7.5% of EBITDA. If EBITDA is more than $16.0 million, then amounts available for distribution pursuant to the Performance Bonus Pool will generally be 10.0% of EBITDA. The Directors, at their discretion, but after consultation with the President, will distribute the Performance Bonus Pool among the members of Executive Management using its discretion; but Mr. Christman, under the terms of his employment agreement, is entitled to receive at least 40% of the Performance Bonus Pool. The Directors are required to distribute the entire amount of the Performance Bonus Pool among some or all members of Executive Management.

         Restricted Stock Program. Simultaneous with the consummation of the Transactions, Holding and the members of the Key Equity Group entered into a stockholders agreement (the "Stockholders Agreement"), pursuant to which Holding established the Restricted Stock Program. Under the terms of the Restricted Stock Program, members of Executive Management were granted, under their employment agreements, in the aggregate, 1,667 shares of restricted Class C Common Stock (as defined herein) of Holding. The restricted Class C Common Stock may not be sold or otherwise transferred while the restrictions are in effect and may be forfeited to the Company if the recipient leaves the Company before the restrictions lapse. The shares of Class C Common Stock are non-voting and the restrictions will generally lapse in equal amounts over a four-year period. However, all such restrictions will lapse upon a Change of Control (as defined in the Employment Agreements).

         Performance Share Program. The Performance Share Program was established under the Stockholders Agreement. Under the terms of the Performance Share Program, members of Executive Management purchased shares of Class D Common Stock of Holding (the "Class D Holders") by paying $0.01 in cash and paying for the balance by issuing to Holding promissory notes in consideration therefor and pledging such shares to Holding to secure such debt. Upon the occurrence of a Liquidity Event (as defined herein), a final determination of the number of shares of Class D Common Stock that will be retained by members of Executive Management will be made based upon the achievement by the Key Equity Group of certain goals relating to its return on the Equity Contribution, as adjusted to account for the value attributable to the Warrants. "Liquidity Event" is defined in the Stockholders Agreement as the first to occur of (i) the sale of Holding and (ii) a public offering of any of Holding's securities (each, a "Liquidity Event"). The Company will have the right to repurchase shares of Class D Common Stock under certain circumstances upon a termination of employment.

EMPLOYEES' PENSION PLAN AND EMPLOYEES' SAVINGS PLAN

         The Company's Employees' Pension Plan and Employees' Savings Plan cover substantially all of its employees. Under the Employees' Pension Plan, the Company may make annual contributions to the participants equal to 5% of each participant's compensation up to $160,000 ($150,000 for fiscal years 1997 and 1996). For the fiscal years ended June 30, 1996, 1997 and 1998, the Company made contributions under the Employees' Pension Plan of approximately $541,000 $604,000 and $639,000, respectively. The Company does not match contributions made by employees under the Employees' Savings Plan, a 401(k) plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGMENT.

         Holding owns 100% of the issued and outstanding common stock of the Company. As of September 15, 1998, the following entities or persons owned the outstanding Common Stock of Holding as set forth below.

                                             CLASS A COMMON STOCK          CLASS B COMMON STOCK
                                            -------------------------    ------------------------
                                           NUMBER OF      PERCENT OF     NUMBER OF     PERCENT OF
                                            SHARES(a)    OWNERSHIP(b)    SHARES(c)      OWNERSHIP
                                            ---------    ------------    ---------      ---------
Key Equity Capital Corporation
127 Public Square, 28th Floor
Cleveland, Ohio 44114-1306(d)(e)              1,550          37.5%         8,405         100.0%

Key Equity Partners 97
127 Public Square, 28th Floor
Cleveland, Ohio 44114-1306(e)                    --            --             --            --

David Given(f)
127 Public Square, 28th Floor
Cleveland, Ohio 44114-1306                    1,550          37.5%         8,405         100.0%

Executive Management(g)
    Mark D. Christman                         1,010          24.4%            --            --
    John S. Baxter                              175           4.2%            --            --
    Kenneth H. Wetmore                          125           3.0%            --            --
    Ronald A. McMaster, Ph.D                    150           3.6%            --            --
    Diane S. Tymiak                              90           2.2%            --            --
    Larry E. Elliot                              35           0.9%            --            --
    James P. Schnabel                            75           1.8%            --            --

Key Equity Group(h)                           3,210          77.6%         8,405         100.0%

James M. Papada, III                             25           0.6%            --            --
Edmund S. Wright                                 25           0.6%            --            --

All officers and directors as a group         3,260          78.8%         8,405         100.0%


                                             CLASS C COMMON STOCK         CLASS D COMMON STOCK
                                           -------------------------    ------------------------
                                           NUMBER OF      PERCENT OF    NUMBER OF     PERCENT OF
                                            SHARES        OWNERSHIP       SHARES      OWNERSHIP
                                            ------        ---------       ------      ---------
Key Equity Capital Corporation
127 Public Square, 28th Floor
Cleveland, Ohio 44114-1306(d)(e)                --            --             --            --

Key Equity Partners 97
127 Public Square, 28th Floor
Cleveland, Ohio 44114-1306(e)                3,335          66.7%            --            --

David Given(f)
127 Public Square, 28th Floor
Cleveland, Ohio 44114-1306                   3,335          66.7%            --            --

Executive Management(g)
    Mark D. Christman                          834          16.7%         4,000          40.0%
    John S. Baxter                             267           5.3%         1,800          18.0%
    Kenneth H. Wetmore                         133           2.7%         1,000          10.0%
    Ronald A. McMaster, Ph.D                    67           1.3%           500           5.0%
    Diane S. Tymiak                            100           1.9%           700           7.0%
    Larry E. Elliot                            133           2.7%         1,000          10.0%
    James P. Schnabel                          133           2.7%         1,000          10.0%

Key Equity Group(h)                          5,002         100.0%        10,000         100.0%

James M. Papada, III                            --            --             --            --
Edmund S. Wright                                --            --             --            --

All officers and directors as a group        5,002         100.0%        10,000         100.0%

(a)Does not include shares of Class A Common Stock issuable upon conversion of Class B Common Stock, or following the occurrence of a Conversion Event, Class C Common Stock.

(b)Assumes 877.21 shares of Class A Common Stock issuable pursuant to the Warrants are outstanding.

(c)Does not include shares of Class B Common Stock issuable upon conversion of Class A Common Stock.

(d)KECC is a wholly owned subsidiary of Key Bank, N.A., which is a wholly owned subsidiary of KeyCorp, a bank holding corporation.

(e)Mr. Given is the President and Director of KECC and is a partner of KEP 97. Accordingly, Mr. Given may be deemed to beneficially own the shares owned by KECC and KEP 97. Mr. Given disclaims beneficial ownership of the shares owned by KECC.

(f)Includes all the shares of Class A Common Stock and Class B Common Stock owned by KECC and all the shares of Class C Common Stock owned by KEP 97, because as the President and a Director of KECC and a partner of KEP 97, Mr. Given may be deemed to beneficially own all such shares.

(g)Simultaneously with the consummation of Transactions, Executive Management purchased 1,660 shares of Class A Common Stock on the same terms and conditions as those shares of Class A Common Stock that are purchased by KECC. In addition, Executive Management received 1,667 shares of Class C Common Stock in connection with the Restricted Stock Plan and up to 10,000 shares of Class D Common Stock that may be earned under the Performance Share Program.

(h)The Key Equity Group is comprised of Executive Management, KECC and KEP 97.

STOCKHOLDERS AGREEMENT

         Simultaneously with the consummation of the Transactions, members of the Key Equity Group and Holding entered into a Stockholders' Agreement (the "Stockholders Agreement") which, together with the Amended and Restated Certificate of Incorporation of Holding (the "Certificate of Incorporation"), governs the terms of the capital stock of Holding.

         Classes of Common Stock. The authorized shares of capital stock of Holding (the "Common Stock") consists of: (i) 18,072 authorized shares of Class A Voting Common Stock, $0.01 par value (the "Class A Common Stock"); (ii) 13,070 authorized shares of Class B Non-Voting Common Stock, $0.01 par value (the "Class B Common Stock"); (iii) 5,002 shares of Class C Stock Non-Voting Common Stock, $0.01 par value (the "Class C Common Stock"); and (iv) 10,000 shares of Class D Non-Voting Common Stock, $0.01 par value (the "Class D Common Stock"). The holders of Class A Common Stock have the right to vote on all matters to be voted on by the stockholders of Holding. At every meeting of stockholders of Holding, each holder of Class A Common Stock is entitled to one vote per share. Except as otherwise required by law, a holder of Class B Common Stock, Class C Common Stock or Class D Common Stock has no voting rights with respect to such Common Stock.

         Control. The Certificate of Incorporation requires Holding to obtain the approval by vote or written consent of 55% of the then outstanding shares of Class A Common Stock, in addition to any other vote required by law, in order to do any of the following: (i) redeem, purchase or otherwise acquire for value any shares of Common Stock or any other shares of its capital stock, except as specifically permitted in the Stockholders Agreement; (ii) authorize or issue, or obligate itself to authorize or issue, additional shares of Common Stock or any other shares of its capital stock except as contemplated in the Certificate of Incorporation or in the Stockholders Agreement; (iii) amend, alter or repeal the Certificate of Incorporation or the By-Laws of Holding (the "By-Laws"); (iv) declare or pay any dividends or make any distributions with respect to any of its capital stock; or (v) except as specifically permitted by the Stockholders Agreement, effect, or obligate itself to effect, any sale, lease, assignment, transfer or other conveyance of all or substantially all of the assets of Holding or any subsidiary thereof, or any consolidation or merger involving Holding or any subsidiary thereof, or any reclassification or other change of capital stock, or any recapitalization or reorganization or any dissolution, liquidation or winding up of Holding or any subsidiary thereof, except for the merger into Holding of, or the transfer of assets to Holding from, any wholly owned subsidiary.

         In addition, the Stockholders Agreement provides that Holding will not, and will not permit any of its subsidiaries (including the Company), to take any of the following actions without the written consent of KECC or Key Equity Partners 97, a general partnership comprised of certain affiliates of KECC ("KEP 97"): (i) acquire any assets (other than in the ordinary course of business), capital stock, or any other interest in another business or entity; (ii) sell, lease, transfer, mortgage, pledge, or encumber all or substantially all of its assets; (iii) dispose of any business entity or product line or any division or subsidiary; (iv) enter into any merger, consolidation, reorganization or recapitalization, or any agreement to do any of the foregoing or reclassify any of its equity securities; (v) issue any equity security, or issue any options, warrants, convertible securities, or other rights (contingent or otherwise) to acquire any equity securities, except for shares of Class A Common Stock issued pursuant to the Warrants and the issuance of stock to an employee of Holding or any of its subsidiaries in accordance with a stock purchase or award program plan or the conversion of stock as described in the Certificate of Incorporation; (vi) form or acquire any subsidiary except those now existing;
(vii) except as otherwise contemplated by the Stockholders Agreement, declare or pay any dividends or distributions on the Common Stock or other equity securities or redeem or repurchase any Common Stock; (viii) grant its consent to a transfer of stock otherwise prohibited by the Stockholders Agreement; (ix) incur, assume or guaranty any indebtedness for borrowed money in excess of certain amounts in any fiscal year; (x) make any loans or advances to any stockholders or any employees of Holding or any of its subsidiaries other than advances to employees in the ordinary course of business which do not exceed certain amounts per year; (xi) make capital expenditures in excess of certain amounts in any fiscal year; (xii) except as otherwise contemplated by the Stockholders Agreement, enter into any transaction with any stockholder or any affiliate of Holding or its subsidiaries or any stockholder that is on terms less favorable to Holding and its subsidiaries than could be obtained from unaffiliated third parties on an arm's-length basis; (xiii) amend its Certificate of Incorporation or By-Laws; or (xiv) enter into any agreement to do any of the foregoing.

         Conversion. Each holder of Class B Common Stock is entitled at any time and from time to time to convert any or all of the shares of that holder's Class B Common Stock into the same number of shares of Class A Common Stock as provided in the Certificate of Incorporation; each holder of Class A Common Stock is entitled at any time and from time to time to convert any or all of the shares of that holder's Class A Common Stock into the same number of shares of Class B Common Stock as provided in the Certificate of Incorporation; provided that in the case of a conversion from Class B Common Stock, which is non-voting, into Class A Common Stock, which is voting, the holder of shares to be converted would be permitted under applicable law to hold the total number of shares of Class A Common Stock which would be held after giving effect to the conversion. The conversion of the Class B Common Stock held by KECC could result in a change of control of Holding and the Company, since Holding is the sole stockholder of the Company.

         Each holder of Class C Common Stock is entitled to convert any or all of the shares of that holder's Class C Common Stock into the same number of shares of Class A Common Stock only upon the occurrence of any public offering or public sale of securities of the Corporation (including a public offering registered under the Securities Act and a sale pursuant to Rule 144 of the Securities Act or any similar rule then in effect) (any such offering, a "Conversion Event"). In addition, each holder of Class C Common Stock is entitled to convert shares of Class C Common Stock if such holder reasonably believes that a Conversion Event will be consummated. The Company is obligated, upon written request of the holder of Class C Common Stock, to effect such conversion in a timely manner so as to enable each such holder to participate in such Conversion Event. If any shares of Class C Common Stock are converted into shares of Class A Common Stock in connection with a Conversion Event and such shares of Class A Common Stock are not actually distributed, disposed of or sold pursuant to such Conversion Event, such shares of Class A Common Stock will promptly be converted back into the same number of shares of Class C Common Stock that had been the subject of the request for conversion.

         Restrictions on Transfer. Generally, the shares of Common Stock are subject to certain restrictions on transfer contained in the Stockholders Agreement. The shares of Common Stock may be transferred among affiliates and immediate family members without restrictions as long as the recipient complies with the provisions of the Stockholders Agreement and the applicable rules and regulations of the Commission. In addition, Holding may repurchase shares of Common Stock from departing members of Executive Management.

         Preemptive Rights. The holders of Common Stock have a pro rata right to participate in all future offerings of shares of equity securities of Holding or any securities convertible into or exchangeable for or carrying rights or options to purchase any shares or any other equity securities of the Company.

         Certain Rights of KECC and KEP 97. KECC and KEP 97 have the right, in the future to exercise a right to require Holding to repurchase their shares of Common Stock any time after June 2004. In addition, KECC and KEP 97 also have certain demand registration rights pursuant to which members of Executive Management also be able to participate.

ITEM 13. CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS.

         KECC received a financing fee in an amount equal to $1.0 million for its assistance in structuring, arranging and closing the Transactions.

         The Company arranged for the payment of success bonuses to members of Executive Management in connection with the successful completion of the Transactions. The aggregate amount of such success bonuses was $2.7 million, the allocation of which was as follows: (i) Mark D. Christman received $1,865,000;
(ii) John S. Baxter received $280,000; (iii) Kenneth H. Wetmore received $165,000; (iv) Diane S. Tymiak received $165,000; (v) Larry E. Elliott received $95,000; and (vi) James P. Schnabel, Jr. received $95,000.

         Upon consummation of the Transactions, the Company entered into an advisory agreement with KECC, pursuant to which KECC consults with the Directors and members of Executive Management on such general business and financial matters as may be requested by the Board of Directors, including: (i) corporate strategy; (ii) budgeting of future corporate investment; and (iii) acquisition and divestiture strategies. In exchange for such services, KECC receives an annual fee of $200,000, payable quarterly in arrears.

         The Company has advanced to Holding the sum of $656,399. The advances have been made to Holding to permit Holding to satisfy certain obligations it entered into in connection with the Transactions, including, without limitation, obligations to loan funds to members of Executive Management to allow them to satisfy certain tax liabilities. The tax liabilities resulted from the members of Executive Management making certain elections under Section 83(b) of the Code with respect to the shares of Class C Common Stock.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

         (a) (1) Financial Statements:

              See Index to Consolidated Financial Statements and Financial Statement Schedules on page 23 included herein.

         (a) (2) Financial Statement Schedule:

              Schedule II--Valuation and Qualifying Accounts on page S-1.

              All other schedules are omitted as the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information is presented in the consolidated financial statements or related notes.

         (a) (3) Exhibits:

              2.1*         Agreement and Plan of Merger
              2.2*         Amendment to Agreement and Plan of Merger
              3.1*         Restated Certificate of Incorporation of the Registrant
              3.2*         By-laws of the Registrant
              4.1*         Indenture (including form of Note)
              4.2*         First Supplemental Indenture
              10.1*        Financing and Security Agreement between NationsBank, N.A. and the Registrant
              10.2*        Plant and Office Lease
              10.3*        Warehouse Lease
              10.4*        Advisory Agreement between the Registrant and Key Equity Capital Corporation
              10.5*        Form of Exchange Agent Agreement between United States Trust Company of New York and the
                           Registrant
              10.6*        Employment Agreement among Glasstech Holding Co., the Registrant and John S. Baxter
              10.7*        Employment Agreement among Glasstech Holding Co., the Registrant and Mark D. Christman
              10.8*        Employment Agreement among Glasstech Holding Co., the Registrant and Larry E. Elliott
              10.9*        Employment Agreement among Glasstech Holding Co., the Registrant and Ronald A. McMaster
              10.10*       Employment Agreement among Glasstech Holding Co., the Registrant and James P. Schnabel, Jr.
              10.11*       Employment Agreement among Glasstech Holding Co., the Registrant and Diane S. Tymiak
              10.12*       Employment Agreement among Glasstech Holding Co., the Registrant and Kenneth H. Wetmore
              10.13*       Securities Purchase Agreement between the Registrant, as successor to Glasstech Sub Co., and CIBC Wood
                           Gundy Securities Corp.
              10.14*       Registration Rights Agreement between the Registrant, as successor to Glasstech Sub Co., and CIBC Wood
                           Gundy Securities Corp.
              21.1*        List of Subsidiaries.
              27.1**       Financial Data Schedule

              *Incorporated by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-34391) (the "Form S-4") filed on August 26, 1997. Each of the above exhibits has the same exhibit number in the Form S-4.

              **Filed herewith.

         (b) Reports on Form 8-K:

              No reports have been filed during the last quarter of the fiscal year covered by this report on Form 10-K. .

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                               GLASSTECH, INC.

Date:  September 23, 1998                                   /s/ Mark D. Christman
                                               ----------------------------------------------------
                                                               MARK D. CHRISTMAN
                                                      President and Chief Executive Officer



         PURSUANT TO THE REQUIREMENTS OF SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.


Date:  September 23, 1998                                   /s/ Mark D. Christman
                                               ----------------------------------------------------
                                                               MARK D. CHRISTMAN
                                                Director, President and Chief Executive Officer
                                                        (Principal Executive Officer)


Date:  September 23, 1998                                   /s/ Diane S. Tymiak
                                               ----------------------------------------------------
                                                              DIANE S. TYMIAK
                                               Vice President, Treasurer and Chief Financial Officer
                                                    (Principal Financial and Accounting Officer)


Date:  September 23, 1998                                      /s/ David P. Given
                                               ----------------------------------------------------
                                                                 DAVID P. GIVEN
                                                                   Director

Date:  September 23, 1998                                      /s/ Jon Kleinke
                                               ----------------------------------------------------
                                                                 JON KLEINKE
                                                                  Director

Date:  September 23, 1998                                    /s/ James M. Papada, III
                                               ----------------------------------------------------
                                                               JAMES M. PAPADA, III
                                                                  Director

Date:  September 23, 1998                                     /s/ Edmund S. Wright
                                               ----------------------------------------------------
                                                                 EDMUND S. WRIGHT
                                                                    Director

                                 GLASSTECH, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                           ADDITIONS
                                                            CHARGED                              BALANCE
                                         BALANCE AT            TO               AMOUNT              AT
                                         BEGINNING          COSTS AND          CHARGED            END OF
           DESCRIPTION                   OF PERIOD          EXPENSES             OFF              PERIOD
           -----------                   ----------        ----------         ----------        ----------
                                                                   (IN THOUSANDS)

Year ended June 30, 1998:
  Allowance for doubtful accounts        $      141        $     (101)         $      --        $       40
                                         ==========        ==========         ==========        ==========

  Accrued contract costs                 $    3,780        $    1,717         $    3,115        $    2,382
                                         ==========        ==========         ==========        ==========



Year ended June 30, 1997:
  Allowance for doubtful accounts        $      178        $      (37)         $      --        $      141
                                         ==========        ==========         ==========        ==========

  Accrued contract costs                 $    2,701        $    3,364         $    2,285        $    3,780
                                         ==========        ==========         ==========        ==========



Year ended June 30, 1996:
  Allowance for doubtful accounts        $      281        $     (103)         $      --        $      178
                                         ==========        ==========         ==========        ==========

  Accrued contract costs                 $    2,674        $    1,615         $    1,588        $    2,701
                                         ==========        ==========         ==========        ==========

                                  EXHIBIT INDEX


              2.1*         Agreement and Plan of Merger
              2.2*         Amendment to Agreement and Plan of Merger
              3.1*         Restated Certificate of Incorporation of the Registrant
              3.2*         By-laws of the Registrant
              4.1*         Indenture (including form of Note)
              4.2*         First Supplemental Indenture
              10.1*        Financing and Security Agreement between NationsBank, N.A. and the Registrant
              10.2*        Plant and Office Lease
              10.3*        Warehouse Lease
              10.4*        Advisory Agreement between the Registrant and Key Equity Capital Corporation
              10.5*        Form of Exchange Agent Agreement between United States Trust Company of New York and the
                           Registrant
              10.6*        Employment Agreement among Glasstech Holding Co., the Registrant and John S. Baxter
              10.7*        Employment Agreement among Glasstech Holding Co., the Registrant and Mark D. Christman
              10.8*        Employment Agreement among Glasstech Holding Co., the Registrant and Larry E. Elliott
              10.9*        Employment Agreement among Glasstech Holding Co., the Registrant and Ronald A. McMaster
              10.10*       Employment Agreement among Glasstech Holding Co., the Registrant and James P. Schnabel, Jr.
              10.11*       Employment Agreement among Glasstech Holding Co., the Registrant and Diane S. Tymiak
              10.12*       Employment Agreement among Glasstech Holding Co., the Registrant and Kenneth H. Wetmore
              10.13*       Securities Purchase Agreement between the Registrant, as successor to Glasstech Sub Co., and CIBC Wood
                           Gundy Securities Corp.
              10.14*       Registration Rights Agreement between the Registrant, as successor to Glasstech Sub Co., and CIBC Wood
                           Gundy Securities Corp.
              21.1*        List of Subsidiaries.
              27.1**       Financial Data Schedule

              *Incorporated by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-34391) (the "Form S-4") filed on August 26, 1997. Each of the above exhibits has the same exhibit number in the Form S-4.

              **Filed herewith.