Form 10-Q
period 1998-09-30
GLASSTECH INC
filed 1998-11-12
CIK 857565

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Quarter Ended September 30 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                                 GLASSTECH, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                33-32185-01           13-3440225
--------                                -----------           ----------
(State or other jurisdiction            (Commission          (IRS Employer
of incorporation or organization)       file number)         Identification No.)

Ampoint Industrial Park, 995 Fourth Street, Perrysburg, Ohio         43551
(Address of principal executive offices)                           (Zip Code)

      Registrant's telephone number, including area code:      (419)-661-9500

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

The number of shares common stock, $.01 par value as of November 5, 1998 was 1,000.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The condensed consolidated financial statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements. Accordingly they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Annual Report on Form 10-K for the fiscal year ended June 30, 1998, as filed with the Securities and Exchange Commission on September 24, 1998. The interim results of operations are not necessarily indicative of results for the entire year.

                                 GLASSTECH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                       SEPTEMBER 30, 1998    JUNE 30, 1998
                                                                       ------------------------------------
                                                                                   (SEE NOTE 1)
ASSETS
Current assets:
   Cash and cash equivalents                                                $   9,632         $  13,121
   Accounts receivable:
     Contracts:
       Uncompleted, including unbilled amounts of $8,812 and $6,841            10,140             7,930
       Completed                                                                  326               931
     Trade, less allowance of $40 for doubtful accounts                         1,953             1,144
                                                                         --------------------------------
                                                                               12,419            10,005
   Inventory:
     Replacement and service parts                                              1,655             1,656
     Furnace contracts and other                                                1,055             2,017
                                                                         --------------------------------
                                                                                2,710             3,673
   Prepaid expenses                                                               618               350
                                                                         --------------------------------
Total current assets                                                           25,379            27,149

Property, plant and equipment, net                                              7,822             6,947

Other assets:
   Patents, less accumulated amortization of $2,159 and $1,727                 16,124            16,556
   Goodwill, less accumulated amortization of $3,258 and $2,629                47,166            47,796
   Deferred financing costs and other                                           4,343             4,471
                                                                         --------------------------------
Total other assets                                                             67,633            68,023
                                                                         --------------------------------
                                                                            $ 100,834         $ 102,919
                                                                         ================================
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                         $   2,782         $   4,167
   Billings in excess of costs and estimated earnings on uncompleted
     contracts                                                                  8,633             4,309
   Accrued liabilities:
     Salaries and wages                                                         2,525             3,851
     Interest                                                                   2,231             4,462
     Contract costs                                                             1,747             2,382
     Other                                                                      1,309             1,440
                                                                         --------------------------------
                                                                                7,812            12,135
                                                                         --------------------------------
Total current liabilities                                                      19,227            20,611

Long-term debt                                                                 69,384            69,357
Nonpension postretirement obligation                                              410               406

Shareholder's equity:
   Common stock $.01 par value; 1,000 shares authorized, issued and
     outstanding                                                                    -                 -
   Additional capital                                                          15,750            15,750
   Retained earnings                                                               91               823
                                                                         --------------------------------
                                                                               15,841            16,573
                                                                               (4,028)           (4,028)
                                                                         --------------------------------
Total shareholder's equity                                                     11,813            12,545
                                                                         --------------------------------
                                                                            $ 100,834         $ 102,919
                                                                         ================================


See accompanying notes.

                                 GLASSTECH, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                      1998             1997
                                                  -----------------------------
                                                         (SEE NOTE 1)

Net revenue                                         $ 15,826         $ 16,362
Cost of goods sold                                     9,752            8,539
                                                  -----------------------------
Gross profit                                           6,074            7,823

Selling, general and administrative expenses           2,497            2,758
Research and development expenses                        967            1,006
Amortization expense                                   1,061            1,090
                                                  -----------------------------
Operating profit                                       1,549            2,969

Interest expense                                      (2,417)          (2,414)
Other income - net                                       136               84
                                                  -----------------------------
Income (loss) before income taxes                       (732)             639

Income taxes not payable in cash                           -             (521)
                                                  -----------------------------
Net income (loss)                                   $   (732)        $    118
                                                  =============================


See accompanying notes.

                                 GLASSTECH, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                COMMON STOCK                          SHAREHOLDER'S
                                         ---------------------------   ADDITIONAL         BASIS        RETAINED
                                            SHARES        AMOUNT        CAPITAL         REDUCTION       EARNINGS      TOTAL
                                         ---------------------------------------------------------------------------------------
                                                                            (SEE NOTE 1)

Issuance of common stock                        1       $     -          $15,750          $     -         $   -        $15,750
Shareholders' basis reduction                                                              (4,028)                      (4,028)
Net income                                                                                                  823            823
                                         ---------------------------------------------------------------------------------------
Balance, June 30, 1998                          1       $     -          $15,750          $(4,028)         $823        $12,545
Net loss                                                                                                   (732)          (732)
                                         ---------------------------------------------------------------------------------------
Balance, September 30, 1998                     1       $     -          $15,750          $(4,028)        $  91        $11,813
                                         =======================================================================================


See accompanying notes.

                                 GLASSTECH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                       1998                1997
                                                                                  ------------------------------
                                                                                            (SEE NOTE1)
OPERATING ACTIVITIES
Net income (loss)                                                                    $   (732)        $    118
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                      1,625            1,659
     Income taxes not payable in cash                                                       -              521
     Nonpension postretirement benefit obligation expense in excess of
       payments                                                                             4               20
     Accretion of debt discount                                                            27               27
     Changes in assets and liabilities affecting operations:
         Restricted cash                                                                    -            1,529
         Accounts receivable                                                           (2,414)            (563)
         Inventory                                                                       (308)             944
         Prepaid expenses                                                                (268)             (31)
         Accounts payable                                                              (1,385)          (1,308)
         Billings in excess of costs and estimated earnings on uncompleted
           contracts                                                                    4,324              530
         Accrued liabilities                                                           (4,323)           1,562
                                                                                  ------------------------------
Net cash provided by (used in) operating activities                                    (3,450)           5,008

INVESTING ACTIVITIES
Net assets purchased                                                                        -          (74,828)
Increase in long-term notes receivable                                                      -             (656)
Additions to property, plant and equipment                                                (11)             (24)
Other                                                                                       3               (7)
                                                                                  ------------------------------
Net cash used in investing activities                                                      (8)         (75,515)

FINANCING ACTIVITIES
Issuance of long-term debt and related warrants                                             -           70,000
Issuance of common stock                                                                    -           15,000
Deferred financing costs                                                                    -           (4,279)
Other                                                                                     (31)               -
                                                                                  ------------------------------
Net cash provided by (used in) financing activities                                       (31)          80,780
                                                                                  ------------------------------

Increase (decrease) in cash and cash equivalents                                       (3,489)          10,273
Cash and cash equivalents at beginning of year                                         13,121                -
                                                                                  ------------------------------
Cash and cash equivalents at end of year                                             $  9,632         $ 10,273
                                                                                  ==============================

Supplemental disclosure of cash flow information:
   Cash paid (received) during the year for the following:
       Interest                                                                      $  4,463       $        -
                                                                                  ------------------------------
       Income taxes                                                                  $      -       $     (272)
                                                                                  ==============================


See accompanying notes.

                                 GLASSTECH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

     Effective July 2, 1997, Glasstech, Inc. (the "Company") was acquired by Glasstech Holding Co. ("Holding") (the "Transaction"). In connection with the Transaction, Holding, a holding company formed for the purpose of completing the Transaction, formed a wholly owned subsidiary, Glasstech Sub Co., which acquired all of the outstanding stock of the Company by merger. Holding has no significant activities other than its investment in the Company. The acquisition was accounted for under the purchase method of accounting for financial reporting purposes and the purchase price has been allocated to the underlying net assets acquired. The Transaction resulted in the Company having substantial goodwill and debt.

     In connection with accounting for the Transaction, the Company applied the provisions of Emerging Issues Task Force Issue 88-16 (EITF 88-16), whereby the carryover equity interests of certain shareholders from the "Predecessor Company" (the Company prior to the transaction) to the "Successor Company" (the Company subsequent to the Transaction) were recorded at their predecessor basis. As a result, shareholder's equity of the Successor Company has been reduced by $4,028 with a corresponding reduction to the value of goodwill acquired.

     The condensed consolidated financial statements for the three months ended September 30, 1998 have been derived from the audited consolidated financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.    NOTES PAYABLE AND LONG-TERM DEBT

     In connection with the Transaction, the Company issued $70,000 of 12 3/4% Senior Notes due 2004 (the "Old Notes") in a private offering exempt from registration under the Securities Act of 1933, as amended (the "1933 Act"), and intended to permit resales under Rule 144A of the 1933 Act. In connection with the issuance of the Old Notes, the Company received from Holding warrants to purchase 877 shares of common stock of Holding valued at $750. These warrants were issued to the purchasers of the Old Notes. On December 2, 1997, the Company consummated an exchange offer (the "Exchange Offer") of its $70,000 Series B 12 3/4% Senior Notes Due 2004 (the "New Notes"), which were registered under the 1933 Act, for the Old Notes. The terms of the New Notes are substantially identical to the terms of the Old Notes and as used herein, will be referred to as the "Senior Notes". Interest on the Senior Notes is payable semi-annually on each January 1 and July 1 beginning January 1, 1998. The terms of the Senior Notes do not require any scheduled principal payments prior to maturity.

     The Company also entered into a $10,000 revolving credit facility (the "Credit Facility") in connection with the Transaction. The Credit Facility expires on July 31, 2007, and provides for interest on outstanding borrowings at the LIBOR rate plus 2% payable semi-annually. The Credit Facility will be used to fund working capital requirements as needed and to secure standby letters of credit, which totaled $2,826 at September 30, 1998 and reduces available borrowing levels. The Company had no outstanding borrowings under the Revolving Credit Facility at September 30, 1998. The Credit Facility is secured by substantially all of the assets of the Company.

     The Senior Notes and Credit Facility contain numerous financial and other covenants which include the maintenance of certain levels of earnings as defined, restrictions on the payment of dividends and additional indebtedness as well as other types of business activities and investments. The Company believes that it is in material compliance with all such covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS
--------------------------

     Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section and the attached financial statements, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating the Company's performance and industry trends. The achievement of projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results and events may differ materially from those that were projected, forecasted or estimated. Applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as matters that are specific to the Company and the markets it serves.

     General risks that may impact the achievement of such forecasts include: compliance with new laws and regulations; significant raw material price fluctuations; currency exchange rate fluctuations; business cycles; and political uncertainties. Specific risks to the Company include the risk of recession in the international markets and industries in which its products are sold; the concentration of a significant portion of the Company's revenues from customers whose equipment needs are located in the Asia-Pacific region (Australia, China, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, and Thailand); the concentration of a substantial percentage of the Company's sales with a few major customers, several of whom have significant manufacturing presence in the Asia-Pacific region; the timing of new system orders and the timing of payments due on such orders; changes in installation schedules, which could lead to deferral of progress payments or unanticipated production costs; new or emerging technologies from current competitors, customers' in-house engineering departments and others; competition from current competitors, customers' in-house engineering departments and others; and the emergence of a substitute for glass. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, as filed with the Securities and Exchange Commission on September 24, 1998. The interim results of operations, historical results and percentage relationships set forth in this MD&A section and the financial statements, including trends that might appear, should not be taken as indicative of future operations.

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

     The Company has an installed base of more than 390 systems in 45 countries on six continents. As a result of its installed base and the relatively long useful life of a system, the Company also engages in sales of aftermarket products and services (retrofit of systems with upgrades, tooling used to shape glass parts, replacement parts and technical services). Revenues generated by these types of products are referred to below as "Aftermarket".

     In this MD&A section all dollars amounts are in thousands, unless otherwise indicated.

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

SELLING EXPENSES
----------------

     The Company maintains an in-house sales staff and uses the services of commissioned agents around the world for the sale of Original Equipment and Aftermarket products and services. In addition, the Company maintains a sales and engineering support office in the United Kingdom. The substantial majority of the Company's Original Equipment is sold directly to the largest glass manufacturers and processors in the world or their affiliates.

RESEARCH & DEVELOPMENT
----------------------

     The Company believes it is the technological leader in the design and assembly of glass bending systems. The Company works with customers to identify product needs and market requirements. Periodically, the Company enters into joint development agreements with customers. From time to time, the Company allocates a portion of its research and development resources to complete the transition from new product development to new product introduction. When the Company does this, these expenses are charged directly to the contracts relating to the introduction of new products. The Company considers research and development expenses and new product introductions a very integral part of its future success.

RESULTS OF OPERATIONS
---------------------

     The following table sets forth the amounts and the percentage of total net revenue for certain revenue and expense items for the periods indicated.

                                                          THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                 1998                            1997
                                        ----------------------------------------------------
Net revenue (a)                         $ 9,643         60.9%        $10,180            62.2%
   Original Equipment
   Aftermarket                            6,183         39.1           6,182            37.8
                                        -------        -----         -------        --------
     Total net revenue                   15,826        100.0           100.0          16,362
Cost of goods sold (a)                    9,752         61.6           8,539            52.2
                                        -------        -----         -------        --------
Gross profit                              6,074         38.4           7,823            47.8
Selling, general and
administrative                            2,497         15.8           2,758            16.9
Research and development expense            967          6.1           1,006             6.1
Amortization expense (b)                  1,061          6.7           1,090             6.7
                                        -------        -----         -------        --------
     Operating profit                   $ 1,549          9.8%        $ 2,969            18.1%
                                        =======        =====         =======        ========

Amortization expense (b)                  1,061          6.7           1,090             6.7
Depreciation expense                        405          2.6             412             2.5
                                        -------        -----         -------        --------
     EBITDA                             $ 3,015         19.1%        $ 4,471            27.3%
                                        =======        =====         =======        ========

(a) Contract revenues and cost of goods sold are recognized on a percentage completion basis measured by the percentage of costs incurred to the estimated total costs of each contract.
(b) Amortization expense excludes the amortization of deferred financing costs, which is included with interest expense.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1997

     Net revenue for the three months ended September 30, 1998 decreased $536, or 3.3%, to $15,826 from $16,362 for the three months ended September 30, 1997. Original Equipment revenue decreased $537, or 5.3%, to $9,643 for the three months ended September 30, 1998 compared to $10,180 for the three months ended September 30, 1997. The continuing economic difficulties in the Asia-Pacific region are impacting Original Equipment revenue in fiscal 1999; however, revenues from the United Sates and Europe have largely offset this impact. Aftermarket revenue remained constant for the three months ended September 30, 1998 compared to the three months ended September 30, 1997.

     A significant portion of the Company's net revenue is generated from customers outside the United States. For the three months ended September 30, 1998, Original Equipment revenue from foreign customers was $4,396 (45.6% of total Original Equipment revenue) as compared to $7,965 (78.2% of total Original Equipment revenue) for the three months ended September 30, 1997. For the three months ended September 30, 1998 and 1997 approximately 23.5% and 54.7%, respectively, of the Company's net revenue was derived from sales of products located in the Asia-Pacific region. As sales in the Asia-Pacific region declined in fiscal 1998 and 1999, sales in North America and Europe have increased. The percentage of aftermarket revenue from foreign customers increased to 71.7% of total aftermarket revenue for the three months ended September 30, 1998 compared to 65.7% for the three months ended September 30, 1997. The portion of the Company's net revenue generated from customers outside the United States can fluctuate from time to time depending on location of contract signings.

     Gross profit decreased $1,749, or 22.4%, to $6,074 for the three months ended September 30, 1998 as compared to $7,823 for the three months ended September 30, 1997. The gross margin decreased to 38.4% from 47.8% as a result of a shift in the current product mix from higher margin automotive contracts to lower margin architectural contracts. Based upon the currently expected product mix and related percentage of completion, management believes the gross margins for fiscal 1999, which cannot be predicted with certainty, may be somewhat lower than the gross margins for fiscal 1998.

     Selling, general and administrative expenses decreased $261, or 9.5%, to $2,497 for the three months ended September 30, 1998 as compared to $2,758 for the three months ended September 30, 1997. This decrease was primarily the result of lower incentive compensation costs due to decreased earnings.

     Research and development expenses decreased $39, or 3.9%, to $967 for the three months ended September 30, 1998 as compared to $1,006 for the three months ended September 30, 1997. For the three months ended September 30, 1998, certain developmental resources were dedicated to the completion of certain original equipment contracts, thereby causing a reduction in research & development expenses.

     Amortization expense was $1,061 for the three months ended September 30, 1998 and $1,090 for the three months ended September 30, 1997.

     Operating profit decreased $1,420, or 47.8%, to $1,549 for the three months ended September 30, 1998 as compared to $2,969 for the three months ended September 30, 1997. Operating profit as a percentage of revenue, was 9.8% for the three months ended September 30, 1998 and 18.1% for the three months ended September 30, 1997. The decrease in operating profit was the result of the decline in gross profit partially offset by decreases in selling, general and administrative expenses and research and development expenses.

     Interest expense was $2,417 for the three months ended September 30, 1998 and $2,414 for the three months ended September 30, 1997.

     No income tax expense or benefit has been provided in the three months ended September 30, 1998 due to the recorded loss and the uncertainty related to the future realization of such amounts. The effective tax rate for the three months ended September 30, 1997 was 81.5%. The Company's effective tax rates differ from the statutory rate due primarily to goodwill amortization, which is not deductible for income tax purposes, and the effects of not recognizing the income tax benefit of recorded losses.

     Net loss was $732 for the three months ended September 30, 1998 compared to net income of $118 for the three months ended September 30, 1997. The net loss was the result of the decline in operating profit.

     EBITDA, which is defined as operating profit plus depreciation and amortization, was $3,015 for the three months ended September 30, 1998 compared to $4,471 for the three months ended September 30, 1997. The decrease in EBITDA was the result of the decline in operating profit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's liquidity and capital resources were significantly impacted by the Transaction. The Company's primary sources of liquidity are funds provided by operations and amounts available under the Credit Facility. The Senior Notes do not require any principal payments prior to maturity. The Credit Facility will be used to fund working capital requirements as needed and to secure standby letters of credit, which totaled $2,826 at September 30, 1998. At September 30, 1998, the Company was in compliance with all material covenants in the Senior Notes and the Credit Facility.

     Net cash provided by operating activities can vary significantly from quarter to quarter due to the number of new system signings and the amount and timing of new system payments. In most instances, progress payments on new system orders are invoiced or received in advance of revenue recognition. When progress payments are invoiced or received in advance of such revenue recognition, the Company increases current liabilities represented by its billings in excess of costs and estimated earnings on uncompleted contracts. When the revenue is earned, the Company recognizes the revenue and reduces the billings in excess of costs and estimated earnings on uncompleted contract balances. Net cash used by operating activities for the three months ended September 30, 1998 was $3,450 whereas for the three months ended September 30, 1997, net cash provided by operating activities was $5,008. The decrease in net cash provided by operating activities for the three months ended September 30, 1998 was due in part to the $4,463 interest payment made on July 1, 1998. No such payment was required for the three months ended September 30, 1997.

     The Company has a backlog (on a percentage of completion basis) at September 30, 1998 of approximately $28,081 as compared to $34,848 at June 30, 1998. The Company expects to complete a substantial majority of this backlog within the next twelve months.

     Capital expenditures, including demonstration furnaces classified as fixed assets, were $11 for the three months ended September 30, 1998 and $24 for the three months ended September 30, 1997. In addition, during the first quarter of fiscal 1999 certain non-contract furnace inventory, with a value of $1,270, was transferred to demonstration furnaces. Future capital expenditures, excluding demonstration furnaces, used to replace or improve operating equipment and facilities are estimated to approximate $1,500 per year. In addition, the Company intends to make periodic replacements and improvements on demonstration furnaces, which are used for customer demonstrations and research and development purposes. Demonstration furnaces, which outlive their usefulness for customer demonstrations or research and development purposes, or both, may be refurbished and sold or put to other applicable uses.

     As of June 30, 1998, the Company had net operating loss ("NOL") carryforwards for regular and alternative minimum tax purposes of approximately $36,301 and $33,071, respectively, which expire in the years 2009 through 2013. These NOL's are subject to annual usage limitations which, if not utilized in a given year, may be utilized in a subsequent year.

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

     During fiscal 1997, 1998 and for the three months ended September 30, 1998 approximately 59.2%, 39.7% and 23.5%, respectively, of the Company's net revenue was derived from sales of products located in the Asia-Pacific region (Australia, China, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, and Thailand). Given the continuing significant economic uncertainties facing this region, and the impact of those uncertainties on customers' capital expenditure plans and local demand for the products manufactured by the Company's customers in that region, the Company cannot predict with any degree of certainty what final impact the economic issues facing the Asia-Pacific region will ultimately have on the Company's future contract signings.

     Management believes the current economic uncertainties in the Asia-Pacific region indicate that the timing of orders for the Company's products will likely be adversely affected. The impact of this situation on fiscal 1999 financial performance may be somewhat mitigated by offsetting equipment sales to customers in other regions of the world. However, given the inherent difficulty in predicting with certainty the timing of contract signings and geographic areas into which equipment will be delivered in fiscal 1999 and beyond, the ultimate severity of the impact of this situation on the Company's financial performance in fiscal 1999 and beyond is impossible to predict. The Company will continue to monitor the situation in the Asia-Pacific region. Notwithstanding the current economic conditions in the Asia-Pacific region, the Company believes that given world demographics and long term economic trends, the Asia-Pacific region will continue to represent a significant market for the Company's products and it intends to continue its presence in this area.

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

     The Company's review and assessment of the year 2000 problem has focused on four primary areas: (i) the Systems and their relationship to the Company's operations, (ii) Glasstech systems currently being used by the Company's customers and currently being sold by the Company, (iii) compliance by the Company's largest suppliers, and (iv) compliance by the suppliers of the Company's building and utility systems. The Company has not incurred, and does not anticipate incurring, material costs related to year 2000 compliance.

The Systems

     The Company has completed its review of the Systems, including both the IT Systems and the Non-IT Systems. In reviewing the Systems, the Company found that some of them were not year 2000 compliant. The Company has purchased, and is in the process of installing, upgraded versions of the IT Systems, including the software programs used for financial reporting, purchasing, order entry, payroll and product design/development that the Company has been assured are year 2000 compliant by the vendors of those programs. The Company expects these upgrades to be completed by December 1998. The Company believes that, with the exception of one of its computer-aided design ("CAD") systems, its manufacturing and design operations are year 2000 compliant. The Company is reviewing the non-compliant CAD system to determine if the system should be upgraded or shut down, because the system's functions can be performed by other year 2000 compliant systems currently operated by the Company.

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

Suppliers

     The Company has completed a program to determine the year 2000 compliance efforts of its equipment and raw materials suppliers. The Company sent out questionnaires to its 47 largest suppliers and the Company has received responses from all of these suppliers. This program has not revealed any material problems.

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

     ** Filed herewith.

(b) No reports on Form 8-K were filed during the fiscal quarter covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GLASSTECH, INC., a Delaware Corporation

Date:  November 11, 1998                    /s/  Mark D. Christman
    --------------------            --------------------------------------------
                                                 MARK D. CHRISTMAN
                                        President and Chief Executive Officer


                                           /s/  Diane S. Tymiak
                                    --------------------------------------------
                                                DIANE S. TYMIAK
                                    Vice President and Chief Financial Officer
                                         (Principal Accounting Officer)