Form 10-Q
period 1998-12-31
GLASSTECH INC
filed 1999-02-11
CIK 857565

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Quarter Ended December 31 1998

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

The number of shares common stock, $.01 par value as of February 5, 1999 was 1,000.

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


                                 GLASSTECH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                               DECEMBER 31, 1998       JUNE 30, 1998
                                                                             -------------------------------------------
                                                                                           (SEE NOTE 1)
ASSETS
Current assets:
   Cash and cash equivalents                                                $  8,002                     $  13,121
   Accounts receivable:
     Contracts:
       Uncompleted, including unbilled amounts of $4,645 and $6,841            9,291                         7,930
       Completed                                                                 272                           931
     Trade, less allowance of $40 for doubtful accounts                        1,234                         1,144
                                                                             -------------------------------------------
                                                                              10,797                        10,005
   Inventory:
     Replacement and service parts                                             2,142                         1,656
     Furnace contracts and other                                               1,195                         2,017
                                                                             -------------------------------------------
                                                                               3,337                         3,673
   Prepaid expenses                                                              525                           350
                                                                             -------------------------------------------
Total current assets                                                          22,661                        27,149

Property, plant and equipment, net                                             7,428                         6,947

Other assets:
   Patents, less accumulated amortization of $2,590 and $1,727                15,692                        16,556
   Goodwill, less accumulated amortization of $3,887 and $2,629               46,538                        47,796
   Deferred financing costs and other                                          4,184                         4,471
                                                                             -------------------------------------------
Total other assets                                                            66,414                        68,823
                                                                             ===========================================
                                                                            $ 96,503                     $ 102,919
                                                                             ===========================================
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                         $  2,522                     $   4,167
   Billings in excess of costs and estimated earnings on uncompleted
     contracts                                                                 4,206                         4,309
   Accrued liabilities:
     Interest                                                                  4,462                         4,462
     Salaries and wages                                                        1,887                         3,851
     Contract costs                                                            1,653                         2,382
     Other                                                                     1,460                         1,440
                                                                             -------------------------------------------
                                                                               9,462                        12,135
                                                                             -------------------------------------------
Total current liabilities                                                     16,190                        20,611

Long-term debt                                                                69,411                        69,357
Nonpension postretirement obligation                                             415                           406

Shareholder's equity:
   Common stock $.01 par value; 1,000 shares authorized, issued and
     outstanding                                                                   -                             -
   Additional capital                                                         15,750                        15,750
   Retained earnings                                                          (1,235)                          823
                                                                             -------------------------------------------
                                                                              14,515                        16,573
   Shareholder's basis reduction                                              (4,028)                       (4,028)
                                                                             -------------------------------------------
Total shareholder's equity                                                    10,487                        12,545
                                                                             -------------------------------------------
                                                                            $ 96,503                     $ 102,919
                                                                             ===========================================


See accompanying notes.



                                 GLASSTECH, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED DECEMBER 31,      SIX MONTHS ENDED DECEMBER 31,
                                                              1998            1997                1998            1997
                                                         --------------------------------    --------------------------------
                                                                    (SEE NOTE 1)                       (SEE NOTE 1)

Net revenue                                                    $ 14,433       $  15,648            $ 30,259      $  32,010
Cost of goods sold                                                9,153           7,791              18,905         16,330
                                                         --------------------------------    -------------------------------
Gross profit                                                      5,280           7,857              11,354         15,680

Selling, general and administrative expenses                      2,313           2,682               4,810          5,440
Research and development expenses                                   915           1,000               1,882          2,006
Amortization expense                                              1,060           1,089               2,121          2,179
                                                         --------------------------------    -------------------------------
Operating profit                                                    992           3,086               2,541          6,055

Interest expense                                                 (2,417)         (2,389)             (4,834)        (4,803)
Other income - net                                                   99             157                 235            241
                                                         --------------------------------    -------------------------------
Income (loss) before income taxes                                (1,326)            854              (2,058)         1,493

Income taxes not payable in cash                                      -            (695)                  -         (1,216)
                                                         ================================    ===============================
Net income (loss)                                              $ (1,326)      $     159            $ (2,058)     $     277
                                                         ================================    ===============================


See accompanying notes.



                                 GLASSTECH, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                COMMON STOCK                          SHAREHOLDER'S
                                         ---------------------------   ADDITIONAL         BASIS        RETAINED
                                            SHARES        AMOUNT        CAPITAL         REDUCTION       EARNINGS      TOTAL
                                         ---------------------------------------------------------------------------------------
                                                                            (SEE NOTE 1)

Issuance of common stock                        1         $   -          $15,750       $        -       $     -        $15,750
Shareholder's basis reduction                                                              (4,028)                      (4,028)
Net income                                                                                                  823            823
                                         ---------------------------------------------------------------------------------------
Balance, June 30, 1998                          1             -           15,750           (4,028)          823         12,545
Net loss                                                                                                 (2,058)        (2,058)
                                         ---------------------------------------------------------------------------------------
Balance, December 31, 1998                      1         $   -          $15,750          $(4,028)      $(1,235)       $10,487
                                         =======================================================================================


See accompanying notes.



                                 GLASSTECH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED DECEMBER 31,
                                                                                       1998                1997
                                                                               ----------------------------------------
                                                                                             (SEE NOTE 1)
OPERATING ACTIVITIES
Net income (loss)                                                                    $(2,058)            $   277
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                     3,251               3,316
     Income taxes not payable in cash                                                      -               1,216
     Nonpension postretirement benefit obligation expense in excess of
       payments                                                                            9                  15
     Accretion of debt discount                                                           54                  54
     Changes in assets and liabilities affecting operations:
         Restricted cash                                                                   -               1,529
         Accounts receivable                                                            (792)                631
         Inventory                                                                      (935)                790
         Prepaid expenses                                                               (175)                (14)
         Accounts payable                                                             (1,645)             (1,758)
         Billings in excess of costs and estimated earnings on uncompleted
           contracts                                                                    (103)                538
         Accrued liabilities                                                          (2,673)              3,410
                                                                              -----------------------------------------
Net cash provided by (used in) operating activities                                   (5,067)             10,004

INVESTING ACTIVITIES
Net assets purchased                                                                       -             (74,828)
Increase in long-term notes receivable                                                     -                (656)
Additions to property, plant and equipment                                               (25)               (227)
Other                                                                                    (27)                 (1)
                                                                              -----------------------------------------
Net cash used in investing activities                                                    (52)            (75,712)

FINANCING ACTIVITIES
Issuance of long-term debt and related warrants                                            -              70,000
Issuance of common stock                                                                   -              15,000
Deferred financing costs                                                                   -              (4,269)
                                                                              -----------------------------------------
Net cash provided by financing activities                                                  -              80,731

Increase (decrease) in cash and cash equivalents                                      (5,119)             15,023
Cash and cash equivalents at beginning of year                                        13,121                   -
                                                                              -----------------------------------------
Cash and cash equivalents at end of period                                           $ 8,002             $15,023
                                                                              =========================================

Supplemental disclosure of cash flow information:
   Cash paid (received) during the period for the following:
       Interest                                                                      $ 4,463             $     -
                                                                              =========================================
       Income taxes                                                                  $    21             $  (272)
                                                                              =========================================

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

     The condensed consolidated balance sheet as of June 30, 1998 has been derived from the audited consolidated financial statements at that date but, does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.   NOTES PAYABLE AND LONG-TERM DEBT

     In connection with the Transaction, the Company issued $70,000 of 12 3/4% Senior Notes due 2004 (the "Old Notes") in a private offering exempt from registration under the Securities Act of 1933, as amended (the "1933 Act"). The offering of the Old Notes was also structured to permit resales under Rule 144A of the 1933 Act. In connection with the issuance of the Old Notes, the Company received from Holding warrants to purchase 877 shares of common stock of Holding valued at $750. These warrants were issued to the purchasers of the Old Notes. On December 2, 1997, the Company consummated an exchange offer (the "Exchange Offer") of its $70,000 Series B 12 3/4% Senior Notes Due 2004 (the "New Notes"), which were registered under the 1933 Act, for the Old Notes. The terms of the New Notes are substantially identical to the terms of the Old Notes and as used herein, will be referred to as the "Senior Notes". Interest on the Senior Notes is payable semi-annually on each January 1 and July 1 beginning January 1, 1998. The terms of the Senior Notes do not require any scheduled principal payments prior to maturity.

     The Company also entered into a $10,000 revolving credit facility (the "Credit Facility") in connection with the Transaction. The Credit Facility expires on July 31, 2007, and provides for interest on outstanding borrowings at the LIBOR rate plus 2% payable semi-annually. The Credit Facility will be used to fund working capital requirements as needed and to secure standby letters of credit, which totaled $3,200 at December 31, 1998 and reduces available borrowing levels. The Company had no outstanding borrowings under the Revolving Credit Facility at December 31, 1998. The Credit Facility is secured by substantially all of the assets of the Company.

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

MANAGEMENT ESTIMATES
--------------------

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

     At June 30, 1998 and 1997, the estimated costs of contracts in the Asia-Pacific region included provisions for loss exposures related to final payments that would be due upon completion of such contracts in fiscal years 1998 and 1999. At the time these estimates were made, the Asia-Pacific region was undergoing a period of financial instability and uncertainty that placed receipt of these future final contract payments at risk. During the six months ended December 31, 1998 and 1997, the Company was successful in the collection of final payments on contracts completed during that time. These changes in estimates resulted in additional contract revenues of $649 and $1,690 for the six months ended December 31, 1998 and 1997. At December 31, 1998, the loss exposure related to future final payments in this region is not considered significant. The increase in estimated costs related to the Asia-Pacific Region contracts at June 30, 1998 and 1997 had no impact on net cash provided by operating activities since the cash payments were made as originally provided in the underlying contracts.

RESULTS OF OPERATIONS
---------------------

     The following table sets forth the amounts and the percentage of total net revenue for certain revenue and expense items for the periods indicated:


                                                  THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                        DECEMBER 31,                                 DECEMBER 31,
                                             1998                   1997                  1998                 1997
                                    ---------------------------------------------------------------------------------------
Net revenue (a)
Original Equipment                       $ 9,652   66.9%    $ 11,460   73.2%         $19,295   63.8%     $ 21,640   67.6%
Aftermarket                                4,781   33.1        4,188   26.8           10,964   36.2        10,370   32.4
                                         -------  -----     --------  -----          -------  -----      --------  -----
Total net revenue                         14,433  100.0       15,648  100.0           30,259  100.0        32,010  100.0
Cost of goods sold (a)                     9,153   63.4        7,791   49.8           18,905   62.5        16,330   51.0
                                         -------  -----     --------  -----          -------  -----      --------  -----
Gross profit                               5,280   36.6        7,857   50.2           11,354   37.5        15,680   49.0
Selling, general and
administrative                             2,313   16.0        2,682   17.1            4,810   15.9         5,440   17.0
Research and development expense             915    6.4        1,000    6.4            1,882    6.2         2,006    6.3
Amortization expense (b)                   1,060    7.3        1,089    7.0            2,121    7.0         2,179    6.8
                                         -------  -----     --------  -----          -------  -----      --------  -----
         Operating profit                $   992    6.9%    $  3,086   19.7%         $ 2,541    8.4%     $  6,055   18.9%
                                         =======  =====     ========  =====          =======  =====      ========  =====
Amortization expense (b)                   1,060    7.3        1,089    7.0            2,121    7.0         2,179    6.8
Depreciation expense                         406    2.8          413    2.6              811    2.7           825    2.6
                                         -------  -----     --------  -----          -------  -----      --------  -----
         EBITDA                          $ 2,458   17.0%    $  4,588   29.3%         $ 5,473   18.1%     $  9,059   28.3%
                                         =======  =====     ========  =====          =======  =====      ========  =====

(a) Contract revenues and cost of goods sold are recognized on a percentage completion basis measured by the percentage of costs incurred to the estimated total costs of each contract.

(b) Amortization expense excludes the amortization of deferred financing costs, which is included with interest expense.

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1997

     Net revenue for the three months ended December 31, 1998 decreased $1,215, or 7.8%, to $14,433 from $15,648 for the three months ended December 31, 1997. Original Equipment revenue decreased $1,808, or 15.8%, to $9,652 for the three months ended December 31, 1998 compared to $11,460 for the three months ended December 31, 1997. The continuing economic difficulties in the Asia-Pacific region are impacting Original Equipment revenue in fiscal 1999; however, revenues from the United Sates and Europe have partially offset this impact. Aftermarket revenue increased $593, or 14.2% to $4,781 for the three months ended December 31, 1998 from $4,188 the three months ended December 31, 1997. The increase in aftermarket revenue was the result of an increase in retrofit revenue, partially offset by a decline in replacement parts revenue.

     A significant portion of the Company's net revenue is generated from customers outside the United States. For the three months ended December 31, 1998, Original Equipment revenue from foreign customers was $4,782 (49.5% of total Original Equipment revenue) as compared to $7,673 (67.0% of total Original Equipment revenue) for the three months ended December 31, 1997. For the three months ended December 31, 1998 and 1997 approximately 32.8% and 38.6%, respectively, of the Company's net revenue was derived from sales of products to customers located in the Asia-Pacific region. As sales in the Asia-Pacific region declined in fiscal 1998 and 1999, sales in the Unites States and Europe have increased. The percentage of aftermarket revenue from foreign customers decreased to 59.3% of total aftermarket revenue for the three months ended December 31, 1998 compared to 69.8% for the three months ended December 31, 1997. The portion of the Company's net revenue generated from customers outside the United States can fluctuate from time to time depending on location of contract signings.

     Gross profit decreased $2,577, or 32.8%, to $5,280 for the three months ended December 31, 1998 as compared to $7,857 for the three months ended December 31, 1997. The gross margin decreased to 36.6% from 50.2% as a result of a shift in the current product mix from higher margin automotive contracts to lower margin architectural contracts and developmental (first of a kind) automotive contracts, which generally carry lower margins. Based upon the currently expected product mix and related percentage of completion, management believes the gross margins for fiscal 1999, which cannot be predicted with certainty, will be lower than the gross margins for fiscal 1998.

     Selling, general and administrative expenses decreased $369, or 13.8%, to $2,313 for the three months ended December 31, 1998 as compared to $2,682 for the three months ended December 31, 1997. This decrease was primarily the result of lower incentive compensation costs due to decreased earnings.

     Research and development expenses were $915 for the three months ended December 31, 1998 and $1,000 for the three months ended December 31, 1997.

     Amortization expense was $1,060 for the three months ended December 31, 1998 and $1,089 for the three months ended December 31, 1997.

     Operating profit decreased $2,094, or 67.9%, to $992 for the three months ended December 31, 1998 as compared to $3,086 for the three months ended December 31, 1997. Operating profit as a percentage of revenue, was 6.9% for the three months ended December 31, 1998 and 19.7% for the three months ended December 31, 1997. The decrease in operating profit was the result of the decline in gross profit partially offset by the decrease in selling, general and administrative expenses.

     Interest expense was $2,417 for the three months ended December 31, 1998 and $2,389 for the three months ended December 31, 1997.

     No income tax expense or benefit has been provided in the three months ended December 31, 1998 due to the recorded loss and the uncertainty related to the future realization of such amounts. The effective tax rate for the three months ended December 31, 1997 was 81.4%. The Company's effective tax rates differ from the statutory rate due primarily to goodwill amortization, which is not deductible for income tax purposes, and the effects of not recognizing the income tax benefit of recorded losses.

     Net loss was $1,326 for the three months ended December 31, 1998 compared to net income of $159 for the three months ended December 31, 1997. The net loss was the result of the decline in operating profit.

     EBITDA, which is defined as operating profit plus depreciation and amortization, was $2,458 for the three months ended December 31, 1998 compared to $4,588 for the three months ended December 31, 1997. The decrease in EBITDA was the result of the decline in operating profit.

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1997

     Net revenue for the six months ended December 31, 1998 decreased $1,751, or 5.5%, to $30,259 from $32,010 for the six months ended December 31, 1997. Original Equipment revenue decreased $2,345, or 10.8%, to $19,295 for the six months ended December 31, 1998 compared to $21,640 for the six months ended December 31, 1997. The continuing economic difficulties in the Asia-Pacific region are impacting Original Equipment revenue in fiscal 1999; however, revenues from the United Sates and Europe have partially offset this impact. Aftermarket revenue increased $594, or 5.7%, to $10,964 for the six months ended December 31, 1998 from $10,370 the six months ended December 31, 1997. The increase in aftermarket revenue was the result of an increase in retrofit revenue, partially offset by declines in tooling and replacement parts revenue.

     For the six months ended December 31, 1998, Original Equipment revenue from foreign customers was $9,178 (47.6% of total Original Equipment revenue) as compared to $15,638 (72.3% of total Original Equipment revenue) for the six months ended December 31, 1997. For the six months ended December 31, 1998 and 1997 approximately 27.9% and 46.9%, respectively, of the Company's net revenue was derived from sales of products to customers located in the Asia-Pacific region. As sales in the Asia-Pacific region declined in fiscal 1998 and 1999, sales in the United States and Europe have increased. The percentage of aftermarket revenue from foreign customers decreased to 66.3% of total aftermarket revenue for the six months ended December 31, 1998 compared to 67.4% for the six months ended December 31, 1997. The portion of the Company's net revenue generated from customers outside the United States can fluctuate from time to time depending on location of contract signings.

     Gross profit decreased $4,326, or 27.6%, to $11,354 for the six months ended December 31, 1998 as compared to $15,680 for the six months ended December 31, 1997. The gross margin decreased to 37.5% from 49.0% as a result of a shift in the current product mix from higher margin automotive contracts to lower margin architectural contracts and developmental (first of a kind) automotive contracts, which generally carry lower margins. Based upon the currently expected product mix and related percentage of completion, management believes the gross margins for fiscal 1999, which cannot be predicted with certainty, will be lower than the gross margins for fiscal 1998.

     Selling, general and administrative expenses decreased $630, or 11.6%, to $4,810 for the six months ended December 31, 1998 as compared to $5,440 for the six months ended December 31, 1997. This decrease was primarily the result of lower incentive compensation costs due to decreased earnings.

     Research and development expenses decreased $124, or 6.2%, to $1,882 for the six months ended December 31, 1998 as compared to $2,006 for the six months ended December 31, 1997. For the six months ended December 31, 1998, certain developmental resources were dedicated to the completion of certain original equipment contracts, thereby causing a reduction in research and development expenses.

     Amortization expense was $2,121 for the six months ended December 31, 1998 and $2,179 for the six months ended December 31, 1997.

     Operating profit decreased $3,514, or 58.0%, to $2,541 for the six months ended December 31, 1998 as compared to $6,055 for the six months ended December 31, 1997. Operating profit as a percentage of revenue, was 8.4% for the six months ended December 31, 1998 and 18.9% for the six months ended December 31, 1997. The decrease in operating profit was the result of the decline in gross profit partially offset by the decreases in selling, general and administrative expenses and research and development expenses.

     Interest expense was $4,834 for the six months ended December 31, 1998 and $4,803 for the six months ended December 31, 1997.

     No income tax expense or benefit has been provided in the six months ended December 31, 1998 due to the recorded loss and the uncertainty related to the future realization of such amounts. The effective tax rate for the six months ended December 31, 1997 was 81.4%. The Company's effective tax rates differ from the statutory rate due primarily to goodwill amortization, which is not deductible for income tax purposes, and the effects of not recognizing the income tax benefit of recorded losses.

     Net loss was $2,058 for the six months ended December 31, 1998 compared to net income of $277 for the six months ended December 31, 1997. The net loss was the result of the decline in operating profit.

     EBITDA, which is defined as operating profit plus depreciation and amortization, was $5,473 for the six months ended December 31, 1998 compared to $9,059 for the six months ended December 31, 1997. The decrease in EBITDA was the result of the decline in operating profit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's liquidity and capital resources were significantly impacted by the Transaction. The Company's primary sources of liquidity are funds provided by operations and amounts available under the Credit Facility. The Senior Notes do not require any principal payments prior to maturity. The Credit Facility will be used to fund working capital requirements as needed and to secure standby letters of credit, which totaled $3,200 at December 31, 1998. At December 31, 1998, the Company believes it was in compliance with all material covenants in the Senior Notes and the Credit Facility.

     Net cash provided by operating activities can vary significantly from quarter to quarter due to the number of new system signings and the amount and timing of new system payments. In most instances, progress payments on new system orders are invoiced or received in advance of revenue recognition. When progress payments are invoiced or received in advance of such revenue recognition, the Company increases current liabilities represented by its billings in excess of costs and estimated earnings on uncompleted contracts. When the revenue is earned, the Company recognizes the revenue and reduces the billings in excess of costs and estimated earnings on uncompleted contract balances. Net cash used by operating activities for the six months ended December 31, 1998 was $5,067 whereas for the six months ended December 31, 1997, net cash provided by operating activities was $10,004. The decrease in net cash provided by operating activities for the six months ended December 31, 1998 was due in part to the timing of system payments as previously discussed and to the $4,463 interest payment made on July 1, 1998. No such payment was required for the six months ended December 31, 1997.

     The Company has a backlog (on a percentage of completion basis) at December 31, 1998 of approximately $19,999 as compared to $34,848 at June 30, 1998. The Company expects to complete a substantial majority of this backlog within the next twelve months.

     Capital expenditures, including demonstration furnaces classified as fixed assets, were $25 for the six months ended December 31, 1998 and $227 for the six months ended December 31, 1997. In addition, during the first quarter of fiscal 1999 certain non-contract furnace inventory, with a value of $1,271, was transferred to demonstration furnaces. Future capital expenditures, excluding demonstration furnaces, used to replace or improve operating equipment and facilities are estimated to be less than $1,000 for the year. In addition, the Company intends to make periodic replacements and improvements on demonstration furnaces, which are used for customer demonstrations and research and development purposes. Demonstration furnaces, which outlive their usefulness for customer demonstrations or research and development purposes, or both, may be refurbished and sold or put to other applicable uses.

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

     During fiscal 1997, 1998 and for the six months ended December 31, 1998 approximately 59.2%, 39.7% and 27.9% of the Company's net revenue was derived from sales of products located in the Asia-Pacific region

(Australia, China, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, and Thailand). Given the continuing significant economic uncertainties facing this region, and the impact of those uncertainties on customers' capital expenditure plans and local demand for the products manufactured by the Company's customers in that region, the Company cannot predict with any degree of certainty what final impact the economic issues facing the Asia-Pacific region will ultimately have on the Company's future contract signings.

     Management believes the current economic uncertainties in the Asia-Pacific region indicate that the timing of orders for the Company's products will be adversely affected. The impact of this situation on fiscal 1999 financial performance may be somewhat mitigated by offsetting equipment sales to customers in other regions of the world. However, given the inherent difficulty in predicting with certainty the timing of contract signings and geographic areas into which equipment will be delivered in fiscal 1999 and beyond, the ultimate severity of the impact of this situation on the Company's financial performance in fiscal 1999 and beyond is impossible to predict. The Company will continue to monitor the situation in the Asia-Pacific region. Notwithstanding the current economic conditions in the Asia-Pacific region, the Company believes that given world demographics and long term economic trends, the Asia-Pacific region will continue to represent a significant market for the Company's products and it intends to continue its presence in this area.

YEAR 2000 COMPLIANCE

     Since March, 1998, the Company has had a committee reviewing issues and problems relating to potential year 2000 problems which may arise because computers, software and firmware programs, applications and information technology systems (the "IT Systems") and items with embedded microchips (the "Non-IT Systems" and, together with the IT Systems, the "Systems") only utilize two digits to refer to a year. The Company has recognized that this year 2000 problem may cause many of the Systems to fail or perform incorrectly because they will not properly recognize a year that begins with "20" instead of the familiar "19." If a computer system or software application used by the Company or by a third party dealing with the Company fails because of the inability of the system to properly read the year "2000," this failure could have a material adverse effect on the Company.

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

The Systems

     The Company has completed its review of the Systems, including both the IT Systems and the Non-IT Systems. In reviewing the Systems, the Company found that some of them were not year 2000 compliant. The Company has purchased and installed upgraded versions of the IT Systems, including the software programs used for financial reporting, purchasing, order entry, payroll and product design/development that the Company has been assured are year 2000 compliant by the vendors of those programs. These upgrades were completed by December 31, 1998. The Company believes that, with the exception of one of its computer-aided design ("CAD") systems, its manufacturing and design operations are year 2000 compliant. The Company is reviewing the non-compliant CAD system to determine if the system should be upgraded or shut down, because the system's functions can be performed by other year 2000 compliant systems currently operated by the Company.

     Although there can be no assurance that the Company has identified and corrected, or will identify and correct, every year 2000 problem found in the Systems, the Company believes that it has a comprehensive program in place to identify and correct any such problems. The Company is in the process of developing contingency plans for use in the event of the failure of any of the Systems and expects to have this process completed by March 1999.

Glasstech Systems

     The Company assessed the year 2000 compliance of the Glasstech systems currently in service. The Company determined that the majority of the Glasstech systems currently in service should continue to operate after the year 2000; however, the internal date function on certain systems may not perform properly, which would require the end-user of a Glasstech system to make certain manual changes to the maintenance reports printed by the system. The Company has identified one type of software within certain Glasstech systems which, if not properly reset, may cause this type of Glasstech system to fail. The Company has addressed the year 2000 problems in all of the Glasstech systems currently being sold, and has put out a service bulletin on the Glasstech systems currently in service to inform customers of the problems. The Company has made software upgrades available to its customers that address these problems.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     2.1*     Agreement and Plan of Merger
     2.2*     Amendment to Agreement and Plan of Merger
     3.1*     Restated Certificate of Incorporation of the Registrant
     3.2*     By-laws of the Registrant
     4.1*     Indenture (including form of Note)
     4.2*     First Supplemental Indenture
     10.1*    Financing and Security Agreement between NationsBank, N.A. and the
              Registrant
     10.1.1** Second Amendment to Financing and Security Agreement between
              NationsBank N.A. and the Registrant
     10.2*    Plant and Office Lease
     10.3*    Warehouse Lease
     10.4*    Advisory Agreement between the Registrant and Key Equity Capital
              Corporation
     10.5*    Form of Exchange Agent Agreement between United States Trust
              Company of New York and the Registrant
     10.6*    Employment Agreement among Glasstech Holding Co., the Registrant and John S. Baxter
     10.7*    Employment Agreement among Glasstech Holding Co., the Registrant and Mark D. Christman
     10.8*    Employment Agreement among Glasstech Holding Co., the Registrant and Larry E. Elliott
     10.9*    Employment Agreement among Glasstech Holding Co., the Registrant and Ronald A. McMaster
     10.10*   Employment Agreement among Glasstech Holding Co., the Registrant and James P. Schnabel, Jr.
     10.11*   Employment Agreement among Glasstech Holding Co., the Registrant and Diane S. Tymiak
     10.12*   Employment Agreement among Glasstech Holding Co., the Registrant and Kenneth H. Wetmore
     10.13*   Securities Purchase Agreement between the Registrant, as successor to Glasstech Sub Co., and CIBC Wood Gundy Securities Corp.
     10.14*   Registration Rights Agreement between the Registrant, as successor to Glasstech Sub Co., and CIBC Wood Gundy Securities Corp.
     27.1**   Financial Data Schedule

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



                                 GLASSTECH, INC., a Delaware Corporation

Date:  February 11, 1999         /s/  Mark D. Christman
       -----------------         ------------------------------------------
                                      MARK D. CHRISTMAN
                                      President and Chief Executive Officer


                                 /s/  Diane S. Tymiak
                                 ------------------------------------------
                                      DIANE S. TYMIAK
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)