Form 10-Q
period 1999-03-31
GLASSTECH INC
filed 1999-05-13
CIK 857565

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended March 31 1999

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

The number of shares common stock, $.01 par value as of May 7, 1999 was 1,000.

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

                                 GLASSTECH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                          MARCH 31, 1999    JUNE 30, 1998
                                                                          -------------------------------
                                                                                   (SEE NOTE 1)
ASSETS
Current assets:
   Cash and cash equivalents                                                $   2,769         $  13,121
   Accounts receivable:
     Contracts:
       Uncompleted, including unbilled amounts of $3,997 and $6,841             7,314             7,930
       Completed                                                                  513               931
     Trade, less allowance of $40 for doubtful accounts                         1,693             1,144
                                                                          -------------------------------
                                                                                9,520            10,005
   Inventory:
     Replacement and service parts                                              2,077             1,656
     Furnace contracts and other                                                1,276             2,017
                                                                          -------------------------------
                                                                                3,353             3,673
   Prepaid expenses                                                               480               350
                                                                          -------------------------------
Total current assets                                                           16,122            27,149

Property, plant and equipment, net                                              7,066             6,947

Other assets:
   Patents, less accumulated amortization of $3,022 and $1,727                 15,260            16,556
   Goodwill, less accumulated amortization of $4,516 and $2,629                45,909            47,796
   Deferred financing costs and other                                           4,013             4,471
                                                                          -------------------------------
Total other assets                                                             65,182            68,823
                                                                          -------------------------------
                                                                            $  88,370         $ 102,919
                                                                          ===============================
LIABILITIES AND SHAREHOLDER'S EQUITY Current liabilities:
   Accounts payable                                                         $   1,831         $   4,167
   Billings in excess of costs and estimated earnings on uncompleted            2,049             4,309
     contracts
   Accrued liabilities:
     Interest                                                                   2,231             4,462
     Salaries and wages                                                         1,868             3,851
     Contract costs                                                               982             2,382
     Other                                                                      1,071             1,440
                                                                          -------------------------------
                                                                                6,152            12,135
                                                                          -------------------------------
Total current liabilities                                                      10,032            20,611

Long-term debt                                                                 69,438            69,357
Nonpension postretirement obligation                                              419               406

Shareholder's equity:
   Common stock $.01 par value; 1,000 shares authorized, issued and                 -                 -
     outstanding
   Additional capital                                                          15,750            15,750
   Retained earnings                                                           (3,241)              823
                                                                          -------------------------------
                                                                               12,509            16,573
   Shareholder's basis reduction                                               (4,028)           (4,028)
                                                                          -------------------------------
Total shareholder's equity                                                      8,481            12,545
                                                                          -------------------------------
                                                                            $  88,370         $ 102,919
                                                                          ===============================


See accompanying notes.

                                 GLASSTECH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED MARCH 31,        NINE MONTHS ENDED MARCH 31,
                                                              1999            1998                1999            1998
                                                         --------------------------------    --------------------------------
                                                                    (SEE NOTE 1)                       (SEE NOTE 1)

Net revenue                                                     $11,291         $16,739             $41,550        $48,749
Cost of goods sold                                                7,130           9,002              26,035         25,332
                                                         --------------------------------    -------------------------------
Gross profit                                                      4,161           7,737              15,515         23,417

Selling, general and administrative expenses                      1,951           2,713               6,761          8,153
Research and development expenses                                   781           1,067               2,663          3,073
Amortization expense                                              1,061           1,088               3,182          3,267
                                                         --------------------------------    -------------------------------
Operating profit                                                    368           2,869               2,909          8,924

Interest expense                                                 (2,417)         (2,414)             (7,251)        (7,217)
Other income - net                                                   43             121                 278            362
                                                         --------------------------------    -------------------------------
Income (loss) before income taxes                                (2,006)            576              (4,064)         2,069

Income taxes not payable in cash                                      -            (470)                  -         (1,686)
                                                         ================================    ===============================
Net income (loss)                                              $ (2,006)      $     106            $ (4,064)     $     383
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

                                 GLASSTECH, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                COMMON STOCK                          SHAREHOLDER'S
                                         ---------------------------   ADDITIONAL         BASIS        RETAINED
                                            SHARES        AMOUNT        CAPITAL         REDUCTION       EARNINGS      TOTAL
                                         ---------------------------------------------------------------------------------------
                                                                            (SEE NOTE 1)

Issuance of common stock                        1         $   -          $15,750       $        -    $        -        $15,750
Shareholder's basis reduction                                                              (4,028)                      (4,028)
Net income                                                                                                  823            823
                                         ---------------------------------------------------------------------------------------
Balance, June 30, 1998                          1             -           15,750           (4,028)          823         12,545
Net loss                                                                                                 (4,064)        (4,064)
                                         ---------------------------------------------------------------------------------------
Balance, March 31, 1999                         1         $   -          $15,750          $(4,028)      $(3,241)        $8,481
                                         =======================================================================================


See accompanying notes.

                                 GLASSTECH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                      1999             1998
                                                                                  ------------------------------
                                                                                           (SEE NOTE1)
OPERATING ACTIVITIES
Net income (loss)                                                                   $ (4,064)        $    383
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                     4,813            4,975
     Income taxes not payable in cash                                                      -            1,686
     Nonpension postretirement benefit obligation expense in excess of
       payments                                                                           13               15
     Accretion of debt discount                                                           81               80
     Other                                                                                 -                2
     Changes in assets and liabilities affecting operations:
         Restricted cash                                                                   -            1,529
         Accounts receivable                                                             485              548
         Inventory                                                                      (951)             564
         Prepaid expenses                                                               (130)             101
         Accounts payable                                                             (2,336)            (967)
         Billings in excess of costs and estimated earnings on uncompleted
           contracts                                                                  (2,260)          (1,749)
         Accrued liabilities                                                          (5,983)           1,468
                                                                                  ------------------------------
Net cash provided by (used in) operating activities                                  (10,332)           8,635

INVESTING ACTIVITIES
Net assets purchased                                                                       -          (74,828)
Increase in long-term notes receivable                                                     -             (656)
Additions to property, plant and equipment                                               (10)            (234)
Other                                                                                    (10)               2
                                                                                  ------------------------------
Net cash used in investing activities                                                    (20)         (75,716)

FINANCING ACTIVITIES
Issuance of long-term debt and related warrants                                            -           70,000
Issuance of common stock                                                                   -           15,000
Deferred financing costs                                                                   -           (4,281)
                                                                                  ------------------------------
Net cash provided by financing activities                                                  -           80,719

Increase (decrease) in cash and cash equivalents                                     (10,352)          13,638
Cash and cash equivalents at beginning of year                                        13,121                -
                                                                                  ------------------------------
Cash and cash equivalents at end of period                                          $  2,769         $ 13,638
                                                                                  ==============================

Supplemental disclosure of cash flow information:
  Cash paid (received) during the period for the following:
       Interest                                                                     $  8,925         $  4,438
                                                                                  ==============================
       Income taxes                                                                 $     21         $   (272)
                                                                                  ==============================

See accompanying notes.

                                 GLASSTECH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

     Effective July 2, 1997, Glasstech, Inc. (the "Company") was acquired by Glasstech Holding Co. ("Holding") (the "Transaction"). In connection with the Transaction, Holding, a holding company formed for the purpose of completing the Transaction, formed a wholly owned subsidiary, Glasstech Sub Co., which acquired all of the outstanding stock of the Company by merger. Holding has no significant activities other than its investment in the Company. The acquisition was accounted for under the purchase method of accounting for financial reporting purposes and the purchase price was allocated to the underlying net assets acquired. The Transaction resulted in the Company having substantial goodwill and debt.

     In connection with accounting for the Transaction, the Company applied the provisions of Emerging Issues Task Force Issue 88-16 (EITF 88-16), whereby the carryover equity interests of certain shareholders from the "Predecessor Company" (the Company prior to the transaction) to the "Successor Company" (the Company subsequent to the Transaction) were recorded at their predecessor basis. As a result, shareholder's equity of the Successor Company was reduced by $4,028 with a corresponding reduction to the value of goodwill acquired.

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

     The Company also entered into a $10,000 revolving credit facility (the "Credit Facility") in connection with the Transaction. The Credit Facility expires on July 31, 2007, and provides for interest on outstanding borrowings at the LIBOR rate plus 2% payable semi-annually. The Credit Facility is available to fund working capital requirements as needed and to secure standby letters of credit, which totaled $3,200 at March 31, 1999 and reduces available borrowing levels. The Company had no outstanding borrowings under the Credit Facility at March 31, 1999 and the Credit Facility is secured by substantially all of the assets of the Company.

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

     At June 30, 1998 and 1997, the estimated costs of contracts in the Asia-Pacific region included provisions for loss exposures related to final payments that would be due upon completion of such contracts in fiscal years 1998 and 1999. At the time these estimates were made, the Asia-Pacific region was undergoing a period of financial instability and uncertainty that placed receipt of these future final contract payments at risk. During the nine months ended March 31, 1999 and 1998, the Company was successful in the collection of final payments on contracts completed during that time. These changes in estimates resulted in additional contract revenues of $647 and $3,306 for the nine months ended March 31, 1999 and 1998. At March 31, 1999, the loss exposure related to future final payments in this region is not considered significant. These changes in cost estimates related to the Asia-Pacific Region contracts at June 30, 1998 and 1997 had no impact on net cash provided by operating activities since the cash payments were made as originally provided in the underlying contracts.

RESULTS OF OPERATIONS
---------------------

     The following table sets forth the amounts and the percentage of total net revenue for certain revenue and expense items for the periods indicated:


                                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                    MARCH 31,                               MARCH 31,
                                           1999                 1998                1999                 1998
                                 ---------------------------------------------------------------------------------------
Net revenue (a)
     Original Equipment             $ 6,336     56.1%    $12,419     74.2%    $25,631     61.7%    $34,059     69.9%

     Aftermarket                      4,955     43.9       4,320     25.8      15,919     38.3      14,690     30.1
                                    -------    -----     -------    -----     -------    -----     -------    -----
       Total net revenue             11,291    100.0      16,739    100.0      41,550    100.0      48,749    100.0

Cost of goods sold (a)                7,130     63.1       9,002     53.8      26,035     62.7      25,332     52.0
                                    -------    -----     -------    -----     -------    -----     -------    -----
Gross profit                          4,161     36.9       7,737     46.2      15,515     37.3      23,417     48.0
Selling, general and                  1,951     17.3       2,713     16.2       6,761     16.3       8,153     16.7
administrative
Research and development expense        781      6.9       1,067      6.4       2,663      6.4       3,073      6.3
Amortization expense (b)              1,061      9.4       1,088      6.5       3,182      7.6       3,267      6.7
                                    -------    -----     -------    -----     -------    -----     -------    -----
         Operating profit           $   368      3.3%    $ 2,869     17.1%    $ 2,909      7.0%    $ 8,924     18.3%
                                    =======    =====     =======    =====     =======    =====     =======    =====

Amortization expense (b)              1,061      9.4       1,088      6.5       3,182      7.6       3,267      6.7
Depreciation expense                    342      3.0         414      2.5       1,153      2.8       1,239      2.5
                                    -------    -----     -------    -----     -------    -----     -------    -----
         EBITDA                     $ 1,771     15.7%    $ 4,371     26.1%    $ 7,244     17.4%    $13,430     27.5%
                                    =======    =====     =======    =====     =======    =====     =======    =====

(a) Contract revenues and cost of goods sold are recognized on a percentage completion basis measured by the percentage of costs incurred to the estimated total costs of each contract.
(b) Amortization expense excludes the amortization of deferred financing costs, which is included with interest expense.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1998

     Net revenue for the three months ended March 31, 1999 decreased $5,448, or 32.5%, to $11,291 from $16,739 for the three months ended March 31, 1998. Original Equipment revenue decreased $6,083, or 49.0%, to $6,336 for the three months ended March 31, 1999 compared to $12,419 for the three months ended March 31, 1998. The continuing economic difficulties in the Asia-Pacific and other foreign regions have adversely impacted new contract signings for Original Equipment in fiscal 1999, resulting in a decrease in Original Equipment revenue. Aftermarket revenue increased $635, or 14.7% to $4,955 for the three months ended March 31, 1999 from $4,320 for the three months ended March 31, 1998. The increase in aftermarket revenue was the result of an increase in tooling and replacement parts revenue, partially offset by a decline in retrofit revenue.

     A significant portion of the Company's net revenue is generated from customers outside the United States. For the three months ended March 31, 1999, Original Equipment revenue from foreign customers was $3,348 (52.8% of total Original Equipment revenue) as compared to $8,351 (67.2% of total Original Equipment revenue) for the three months ended March 31, 1998. For the three months ended March 31, 1999 and 1998 approximately 34.8% and 44.8%, respectively, of the Company's net revenue was derived from sales of products to customers located in the Asia-Pacific region. The percentage of aftermarket revenue from foreign customers decreased to 51.1% of total aftermarket revenue for the three months ended March 31, 1999 compared to 75.0% for the three months ended March 31, 1998. The portion of the Company's net revenue generated from customers outside the United States can fluctuate from time to time depending on location of contract signings.

     Gross profit decreased $3,576, or 46.2%, to $4,161 for the three months ended March 31, 1999 as compared to $7,737 for the three months ended March 31, 1998. The gross margin decreased to 36.9% from 46.2% as a result of a shift in the current product mix from higher margin automotive contracts to lower margin architectural contracts and developmental (first of a kind) automotive contracts, which generally carry lower margins. While the Company continues to reduce and minimize its production costs (including factory overhead) gross margins have decreased, in part, as a result of fixed factory overhead being applied to lower production volume. Based upon current operating results and the currently expected product mix and related percentage of completion, management believes the gross margins for fiscal 1999, will be lower than the gross margins for fiscal 1998.

     Selling, general and administrative expenses decreased $762, or 28.1%, to $1,951 for the three months ended March 31, 1999 as compared to $2,713 for the three months ended March 31, 1998. This decrease was primarily the result of lower incentive compensation costs due to decreased earnings and other cost containment measures implemented (including manpower reductions) in all areas of the Company.

     Research and development expenses decreased $286, or 26.8%, to $781 for the three months ended March 31, 1999 as compared to $1,067 for the three months ended March 31, 1998. This decrease was primarily the result of the dedication of certain developmental resources to the completion of certain original equipment contracts and other cost containment measures implemented (including manpower reductions) in all areas of the Company.

     Amortization expense was $1,061 for the three months ended March 31, 1999 and $1,088 for the three months ended March 31, 1998.

     Operating profit decreased $2,501, or 87.2%, to $368 for the three months ended March 31, 1999 as compared to $2,869 for the three months ended March 31, 1998. Operating profit as a percentage of revenue, was 3.3% for the three months ended March 31, 1999 and 17.1% for the three months ended March 31, 1998. The decrease in operating profit was the result of the decline in gross profit partially offset by decreases in selling, general and administrative expenses and research and development expenses.

     Interest expense was $2,417 for the three months ended March 31, 1999 and $2,414 for the three months ended March 31, 1998.

     No income tax expense or benefit has been provided in the three months ended March 31, 1999 due to the recorded loss and the uncertainty related to the future realization of such amounts. The effective tax rate for the three months ended March 31, 1998 was 81.6%. The Company's effective tax rates differ from the statutory rate due primarily to goodwill amortization, which is not deductible for income tax purposes, and the effects of not recognizing the income tax benefit of recorded losses.

     Net loss was $2,006 for the three months ended March 31, 1999 compared to net income of $106 for the three months ended March 31, 1998. The net loss was the result of the decline in operating profit.

     EBITDA, which is defined as operating profit plus depreciation and amortization, was $1,771 for the three months ended March 31, 1999 compared to $4,371 for the three months ended March 31, 1998. The decrease in EBITDA was the result of the decline in operating profit.

NINE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 1998

     Net revenue for the nine months ended March 31, 1999 decreased $7,199, or 14.8%, to $41,550 from $48,749 for the nine months ended March 31, 1998. Original Equipment revenue decreased $8,428, or 24.7%, to $25,631 for the nine months ended March 31, 1999 compared to $34,059 for the nine months ended March 31, 1998. The continuing economic difficulties in the Asia-Pacific and other foreign regions have adversely impacted new contract signings of Original Equipment in fiscal 1999; resulting in a decrease in Original Equipment revenue. However, revenues from the United Sates and Europe have partially offset this impact. Aftermarket revenue increased $1,229, or 8.4% to $15,919 for the nine months ended March 31, 1999 from $14,690 for the nine months ended March 31, 1998. The increase in aftermarket revenue was the result of an increase in retrofit and tooling revenue.

     For the nine months ended March 31, 1999, Original Equipment revenue from foreign customers was $12,526 (48.9% of total Original Equipment revenue) as compared to $23,989 (70.4% of total Original Equipment revenue) for the nine months ended March 31, 1998. For the nine months ended March 31, 1999 and 1998 approximately 29.8% and 46.2%, respectively, of the Company's net revenue was derived from sales of products to customers located in the Asia-Pacific region. As sales in the Asia-Pacific region declined in fiscal 1999, sales in the United States and Europe have increased. The percentage of aftermarket revenue from foreign customers decreased to 61.6% of total aftermarket revenue for the nine months ended March 31, 1999 compared to 69.6% for the nine months ended March 31, 1998. The portion of the Company's net revenue generated from customers outside the

United States can fluctuate from time to time depending on location of contract signings.

     Gross profit decreased $7,902, or 33.7%, to $15,515 for the nine months ended March 31, 1999 as compared to $23,417 for the nine months ended March 31, 1998. The gross margin decreased to 37.3% from 48.0% as a result of a shift in the current product mix from higher margin automotive contracts to lower margin architectural contracts and developmental (first of a kind) automotive contracts, which generally carry lower margins. While the Company continues to reduce and minimize its production costs (including factory overhead) gross margins have decreased, in part, as a result of fixed factory overhead being applied to lower production volume. Based upon current operating results and the currently expected product mix and related percentage of completion, management believes the gross margins for fiscal 1999 will be lower than the gross margins for fiscal 1998.

     Selling, general and administrative expenses decreased $1,392, or 17.1%, to $6,761 for the nine months ended March 31, 1999 as compared to $8,153 for the nine months ended March 31, 1998. This decrease was primarily the result of lower incentive compensation costs due to decreased earnings and other cost containment measures implemented (including manpower reductions) in all areas of the Company.

     Research and development expenses decreased $410, or 13.3% to $2,663 for the nine months ended March 31, 1999 as compared to $3,073 for the nine months ended March 31, 1998. This decrease was primarily the result of the dedication of certain developmental resources to the completion of certain original equipment contracts and other cost containment measures implemented (including manpower reductions) in all areas of the Company.

     Amortization expense was $3,182 for the nine months ended March 31, 1999 and $3,267 for the nine months ended March 31, 1998.

     Operating profit decreased $6,015, or 67.4%, to $2,909 for the nine months ended March 31, 1999 as compared to $8,924 for the nine months ended March 31, 1998. Operating profit as a percentage of revenue, was 7.0% for the nine months ended March 31, 1999 and 18.3% for the nine months ended March 31, 1998. The decrease in operating profit was the result of the decline in gross profit partially offset by decreases in selling, general and administrative expenses and research and development expenses.

     Interest expense was $7,251 for the nine months ended March 31, 1999 and $7,217 for the nine months ended March 31, 1998.

     No income tax expense or benefit has been provided in the nine months ended March 31, 1999 due to the recorded loss and the uncertainty related to the future realization of such amounts. The effective tax rate for the nine months ended March 31, 1998 was 81.5%. The Company's effective tax rates differ from the statutory rate due primarily to goodwill amortization, which is not deductible for income tax purposes, and the effects of not recognizing the income tax benefit of recorded losses.

     Net loss was $4,064 for the nine months ended March 31, 1999 compared to net income of $383 for the nine months ended March 31, 1998. The net loss was the result of the decline in operating profit.

     EBITDA, which is defined as operating profit plus depreciation and amortization, was $7,244 for the nine months ended March 31, 1999 compared to $13,430 for the nine months ended March 31, 1998. The decrease in EBITDA was the result of the decline in operating profit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's liquidity and capital resources were significantly impacted by the Transaction. The Company's primary sources of liquidity are funds provided by operations and amounts available under the Credit Facility. The Senior Notes do not require any principal payments prior to maturity. The Credit Facility is available to fund working capital requirements as needed and to secure standby letters of credit, which totaled $3,200 at March 31, 1999, and reduces available borrowing levels. The Company had no outstanding borrowings under the Credit

Facility at March 31, 1999 and the Credit Facility is secured by substantially all of the assets of the Company.

     Net cash provided by operating activities can vary significantly from quarter to quarter due to the number of new system signings and the amount and timing of new system payments. In most instances, progress payments on new system orders are invoiced or received in advance of revenue recognition. When progress payments are invoiced or received in advance of such revenue recognition, the Company increases current liabilities represented by its billings in excess of costs and estimated earnings on uncompleted contracts. When the revenue is earned, the Company recognizes the revenue and reduces the billings in excess of costs and estimated earnings on uncompleted contract balances. Net cash used by operating activities for the nine months ended March 31, 1999 was $10,332 whereas for the nine months ended March 31, 1998, net cash provided by operating activities was $8,635. The decrease in net cash provided by operating activities for the nine months ended March 31, 1999 was due in part to fewer new system signings, the timing of new system payments and to the interest payments totaling $8,925 made on July 1, 1998 and January 1, 1999. Only one interest payment of $4,438 was required for the nine months ended March 31, 1998.

     The Company has a backlog (on a percentage of completion basis) at March 31, 1999 of approximately $13,279 as compared to $34,848 at June 30, 1998. The Company expects to complete this backlog within the next twelve months. The decrease in backlog is the result of the continuing economic difficulties in the Asia-Pacific and other foreign regions, which have adversely impacted contract signings of Original Equipment in fiscal 1999.

     Capital expenditures, including demonstration furnaces classified as fixed assets, were $10 for the nine months ended March 31, 1999 and $234 for the nine months ended March 31, 1998. In addition, during the first quarter of fiscal 1999 certain non-contract furnace inventory, with a value of $1,271, was transferred to demonstration furnaces. Future capital expenditures, excluding demonstration furnaces, used to replace or improve operating equipment and facilities are estimated to be less than $500 for the year. In addition, the Company intends to make periodic replacements and improvements on demonstration furnaces, which are used for customer demonstrations and research and development purposes. Demonstration furnaces, which outlive their usefulness for customer demonstrations or research and development purposes, or both, may be refurbished and sold or put to other applicable uses.

     As of June 30, 1998, the Company had net operating loss ("NOL") carryforwards for regular and alternative minimum tax purposes of approximately $35,703 and $32,311, respectively, which expire in the years 2009 through 2013. These NOL's are subject to annual usage limitations which, if not utilized in a given year, may be utilized in a subsequent year.

     Although the Company's ability to generate cash has been affected by the increased interest costs resulting from the Transaction and, more recently, from fewer new system signings, management believes that internally generated funds, together with amounts available under the Credit Facility, will be sufficient to satisfy the Company's operating cash and capital expenditure requirements, make required payments under the Credit Facility and make scheduled interest payments on the Senior Notes. However, the ability of the Company to satisfy its obligations will ultimately be dependent upon the Company's future financial and operating performance and upon its ability to renew or refinance borrowings or to raise additional equity capital as necessary. The Company's business is subject to rapid fluctuations due to changes in the world markets for the end products produced by its equipment (largely in the cyclical markets of automobiles and construction), currency fluctuations, the local economies of those countries where users and potential users of the Company's equipment are located, geopolitical events and other macroeconomic forces largely beyond the ability of the Company to predict or control. Except as discussed below, management is not currently aware of any trends, demands, commitments or uncertainties which will or which are reasonably likely to result in a material change in the Company's liquidity.

     During fiscal 1997, 1998 and for the nine months ended March 31, 1999 approximately 59.2%, 39.7% and 29.8% of the Company's net revenue was derived from sales of products to customers located in the Asia-Pacific region (Australia, China, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South

Korea, Taiwan, and Thailand). Given the continuing significant economic uncertainties facing this region, and the impact of those uncertainties on customers' capital expenditure plans and local demand for the products manufactured by the Company's customers in that region, the Company cannot predict with any degree of certainty what final impact the economic issues facing the Asia-Pacific region will ultimately have on the Company's future contract signings.

     Management believes the current economic uncertainties in the Asia-Pacific region indicate that the timing of orders for the Company's products will be adversely affected. The impact of this situation on fiscal 1999 financial performance has been somewhat mitigated by offsetting equipment sales to customers in other regions of the world. However, given the inherent difficulty in predicting with certainty the timing of contract signings and geographic areas into which equipment will be delivered in fiscal 2000 and beyond, the ultimate severity of the impact of this situation on the Company's financial performance in fiscal 2000 and beyond is impossible to predict. The Company will continue to monitor the situation in the Asia-Pacific region. Notwithstanding the current economic conditions in the Asia-Pacific region, the Company believes that given world demographics and long term economic trends, the Asia-Pacific region will continue to represent a significant market for the Company's products and it intends to continue its presence in this area.

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

The Systems

     The Company has completed its review of the Systems, including both the IT Systems and the Non-IT Systems. In reviewing the Systems, the Company found that some of them were not year 2000 compliant. The Company has purchased and installed upgraded versions of the IT Systems, including the software programs used for financial reporting, purchasing, order entry, payroll and product design/development that the Company has been assured are year 2000 compliant by the vendors of those programs. The majority of these upgrades were completed by December 1998 and the final upgrade will be completed by August 1999. The Company believes that, with the exception of one of its computer-aided design ("CAD") systems, its manufacturing and design operations are year 2000 compliant. The Company has completed its review of the non-compliant CAD system and is expected to have an upgraded version operational by August 1999.

     Although there can be no assurance that the Company has identified and corrected, or will identify and correct, every year 2000 problem found in the Systems, the Company believes that it has a comprehensive program in place to identify and correct any such problems. The Company does have contingency plans developed in the event of a failure in any of the Systems.

Glasstech Systems

     The Company assessed the year 2000 compliance of the Glasstech systems currently in service. The Company determined that the majority of the Glasstech systems currently in service should continue to operate after the year 2000; however, the internal date function on certain systems may not perform properly, which would require the end-user of a Glasstech system to make certain manual changes to the maintenance reports printed by the system. The Company has identified one type of software within certain Glasstech systems which, if not properly reset, may cause this type of Glasstech system to fail. The Company has addressed the year 2000 problems in all of the Glasstech systems currently being sold, and has put out a service bulletin on the Glasstech systems currently in service to inform customers of the problems. The Company has made software and hardware upgrades available to its customers that address these problems.

Suppliers

     The Company has completed a program to determine the year 2000 compliance efforts of its equipment and raw materials suppliers. The Company sent out questionnaires to its 47 largest suppliers and the Company has received responses from all of these suppliers. This program has not revealed any material problems. Unfortunately, the Company cannot fully control the conduct of its suppliers, and there can be no guarantee year 2000 problems originating with a supplier will not occur. The Company believes that it has made adequate arrangements with backup suppliers to avoid any material adverse effect that would occur if one of its primary suppliers were unable to fill the Company's orders for any reason, including as a result of year 2000 problems.

Building and Utility Suppliers

     The Company has completed reviews of its building and utility systems (gas, electrical, telephone, etc.) for the impact of the year 2000 problem. These suppliers have stated they are year 2000 compliant. If the Company did not receive utility service from certain of these suppliers, the Company may be unable to produce Glasstech systems or take orders for new systems. While the Company continues working diligently with all of its utility suppliers and has no reason to expect that they will not be able to provide service after the year 2000, there can be no assurance that these suppliers will be able to meet the Company's requirements. In the case of these suppliers, an acceptable contingency plan has not yet been developed. Because of the nature of these suppliers and the fact that they are often the only suppliers of a given service available in the Company's geographic region, management believes that it may prove impossible to develop an acceptable contingency plan for certain of the building and utility systems. The failure of any such supplier to fully remediate its systems for year 2000 compliance could cause a shut down of the Company's manufacturing and design facility, which could impact the Company's ability to meet its obligations to supply Glasstech systems to its customers and could have a material adverse affect on the Company.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial statements of the Company.

ITEM 5.  OTHER INFORMATION

     The Company may, from time to time, repurchase its Senior Notes in the open market, in privately negotiated transactions or by other means, depending on market conditions. To date, the Company has not purchased any Senior Notes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------
     2.1-a     Agreement and Plan of Merger
     2.2-a     Amendment to Agreement and Plan of Merger
     3.1-a     Restated Certificate of Incorporation of the Registrant
     3.2-a     By-laws of the Registrant
     4.1-a     Indenture (including form of Note)
     4.2-a     First Supplemental Indenture
     10.1-a    Financing and Security Agreement between NationsBank, N.A. and the Registrant
     10.1.1-b  Second Amendment to Financing and Security Agreement between
               NationsBank N.A. and the Registrant
     10.2-a    Plant and Office Lease
     10.3-a    Warehouse Lease
     10.4-a    Advisory Agreement between the Registrant and Key Equity Capital
               Corporation
     10.5-a    Form of Exchange Agent Agreement between United States Trust
               Company of New York and the Registrant
     10.6-a    Employment Agreement among Glasstech Holding Co., the Registrant and John S. Baxter
     10.7-a    Employment Agreement among Glasstech Holding Co., the Registrant and Mark D. Christman
     10.8-a    Employment Agreement among Glasstech Holding Co., the Registrant and Larry E. Elliott
     10.9-a    Employment Agreement among Glasstech Holding Co., the Registrant and Ronald A. McMaster
     10.10-a   Employment Agreement among Glasstech Holding Co., the Registrant and James P. Schnabel, Jr.
     10.11-a   Employment Agreement among Glasstech Holding Co., the Registrant and Diane S. Tymiak
     10.12-a   Employment Agreement among Glasstech Holding Co., the Registrant and Kenneth H. Wetmore
     10.13-a   Securities Purchase Agreement between the Registrant, as
               successor to Glasstech Sub Co., and CIBC Wood Gundy Securities
               Corp.
     10.14-a   Registration Rights Agreement between the Registrant, as
               successor to Glasstech Sub Co., and CIBC Wood Gundy Securities
               Corp.
     27.1*     Financial Data Schedule

     a - Incorporated by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-34391) (the "Form S-4") filed on August 26, 1997. Each of the above exhibits has the same exhibit number in the Form S-4.

     b - Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 using the same exhibit number as above.

     ** Filed herewith.

(b) No reports on Form 8-K were filed during the fiscal quarter covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      GLASSTECH, INC., a Delaware Corporation

Date:  May 12, 1999                            /s/  Mark D. Christman
    ---------------                   ------------------------------------------
                                                  MARK D. CHRISTMAN
                                         President and Chief Executive Officer


                                               /s/  Diane S. Tymiak
                                                   DIANE S. TYMIAK
                                      ------------------------------------------
                                      Vice President and Chief Financial Officer
                                          (Principal Accounting Officer)