Form 10-K405
period 1999-06-30
GLASSTECH INC
filed 1999-09-23
CIK 857565

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1999
                                       OR
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

The number of shares of common stock, $.01 par value, outstanding as of September 17, 1999 was 1,000.

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

         For fiscal year ended June 30, 1999, the Company generated net revenue and EBITDA (as defined in Footnote (d) under the heading "Selected Financial Data") of $50.5 million and $8.2 million, respectively. Original Equipment revenue totaled $28.9 million, or 57.1%, of the Company's total revenue for the same period. The balance of the Company's revenue was generated through Aftermarket sales including retrofits, tooling and replacement part sales intended to maintain or enhance the Company's installed base of systems.

         A Glasstech system performs a series of processes that bend and strengthen flat glass in the production of safety glass products such as car windows. In each system, flat glass supplied by glass manufacturers is conveyed horizontally on ceramic rollers through a high temperature furnace, a bending module and a quench module (which completes the tempering process by rapidly cooling the heated glass). Microprocessor-based controls regulate temperature, speed and glass location throughout the entire process. In addition, the Company develops its own proprietary software to control the integrated system. The modular design of a Glasstech system readily enables the Company to offer customized systems that meet specific technical requirements of its customers. Such a design also creates equipment retrofit and upgrade opportunities for the Company. The Company works closely with its customers as they identify capacity and functionality requirements for a new system and then throughout the usual 10 to 12 month order, installation and acceptance cycle to ensure satisfaction with their completed system. Systems designed for the Automotive Market are used to form and temper glass for automotive back, side and roof windows, as well as to form and anneal glass used for windshields. Systems designed for the Architectural Market process curved and flat tempered glass which are used for skylights, insulating glass, patio doors, furniture and appliances. The Company has an installed base of approximately 400 systems located in over 45 countries on six continents.

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

         In 1997, Glasstech Holding Co ("Holding") and Glasstech Sub Co. ("Sub Co.") were formed to effect the acquisition of the Company by Key Equity Capital Corporation ("KECC"), certain of KECC's affiliates and certain members of management of the Company (collectively, the "Key Equity Group"). The acquisition was consummated on July 2, 1997 pursuant to an Agreement and Plan of Merger, dated as of June 5, 1997, among Holding, Sub Co. and the Company, as amended (the "Merger Agreement"). Under the terms of the Merger Agreement, Sub Co. was merged into the Company, and the Company continued as the surviving corporation

(the "Merger"). The aggregate consideration for the Merger was $77.9 million (the "Purchase Price"). To finance and complete the Merger (including the payment of related fees and expenses): (i) the Key Equity Group purchased, for $15.0 million, all of the outstanding shares of capital stock of Holding; (ii) Holding purchased, for $15.0 million, all of the outstanding shares of capital stock of Sub Co. (the "Equity Contribution"); (iii) Sub Co. sold 12 3/4% Senior Notes Due 2004 (the "Old Notes") in an aggregate principal amount of $70.0 million and the Company issued 70,000 Warrants (received from Holding) to purchase an aggregate of 877.21 shares of Class A Common Stock of Holding ("Initial Offering"); and (iv) upon completion of the Merger, the Company, as the surviving entity, became the obligor on the Old Notes. The Company also entered into a new revolving credit facility (the "Credit Facility"), which is secured by substantially all of the assets of the Company and provides for borrowings up to $10.0 million (See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for current discussion of the Credit Facility). The foregoing transactions are collectively referred to herein as the "Transactions". Holding has no significant activities other than its investment in the Company. In December 1997, the Company completed an exchange offer under which holders of the Old Notes were offered the opportunity to exchange their Old Notes for the Company's Series B 12 3/4% Senior Notes Due 2004 (the "Senior Notes") that were identical to the Old Notes, except that the Senior Notes were issued in a transaction registered under the Securities Act of 1933, as amended, and are not subject to certain restrictions on transfer contained in the Old Notes and do not provide for any registration rights.

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


THE MARKET FOR SAFETY GLASS PRODUCTS

         In the United States, automobile manufacturers purchase most of their safety glass products from independent glass manufacturers and processors, except for DaimlerChrysler Corporation and Ford Motor Company, each of which produces a portion of its safety glass requirements in-house. In Europe and Asia-Pacific, the majority of automobile glass manufacturers purchase safety glass products from independent manufacturers and processors. The Company believes that most of the major glass manufacturers and processors are customers of the Company.

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

         Heating Process. Traditionally, all Glasstech systems heated glass with electric radiant heat ("ERH"). As an alternative, the Company introduced gas-fired forced convection heat ("FCH") which was developed in conjunction with the Gas Research Institute ("GRI"). FCH is currently available for sale in the Automotive and Architectural Markets and offers customers significant advantages over ERH technology. For example, FCH can be more cost-effective than ERH, because gas often is less expensive than electricity. In addition, FCH can heat glass with special coatings faster and more uniformly than ERH, resulting in lower production costs, faster outputs and higher quality glass. In spite of FCH's significant advantages, not all product applications justify the additional capital expense of an FCH furnace. Accordingly, the Company expects to continue to offer systems with ERH.

         Bending Process. Glasstech systems generally bend glass into simple and complex shapes through one of three techniques. The gravity-sag technique creates simple shapes by placing a piece of glass on a ring, heating it to its softening point and allowing the shape to form via gravity. The deep bending technique creates complex shapes by placing the glass on a ring mold, heating it and pressing the heated glass against a full surface area mold. The cylindrical bending technique creates simple shapes with a single curve by placing the glass on rollers, heating it and using a set of flexible rollers to curve the glass.

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

         - Quick-Sag System. Introduced in the late 1970s, the Company's quick-sag system (the "Quick-Sag System") bends and tempers glass for side, back and roof automotive windows. Using the gravity-sag technique, the Quick-Sag System produces high optical-quality glass in simple shapes. Although this is the Company's oldest system, the Quick-Sag System continues to have applications in markets such as China, South America and other developing markets. Such a system may be retrofitted to provide higher output deep bending or cylindrical bending capabilities if required by the Company's customers.

         - Deep Bending System. The Company's deep bending system (the "Deep Bending System") was first introduced in 1985 in response to customers' demands for more complex safety glass shapes that could not be produced by the gravity-sag technique used in the Quick-Sag System. By using the deep-bending technique, such systems shape glass with enhanced optical quality to precise tolerances with deep and complex bends for automotive side and back windows. To form different shapes of complex safety glass, the Deep Bending System requires different sets of tooling, which the Company offers as part of its aftermarket business.

         - Cylindrical Bending System. Introduced in fiscal 1994 to produce accurate, simple cylindrical bends using flexible rollers (rather than tooling), the cylindrical bending system (the "Cylindrical Bending System") produces side and roof vehicle windows that require a simple cylindrical bend. Prior to the introduction of this system, it generally was not cost-effective for the Company to offer a system that produced glass with a simple cylindrical bend because the Company was unable to compete favorably against equipment designed in-house by the Company's customers. With the introduction of the Cylindrical Bending System, however, the Company now offers customers the ability to make faster changeovers by eliminating the tooling requirements typical of its other bending systems. This feature reduces the customers' production costs and maximizes their system performance.

         -    In-line System. Unlike the movement of glass in a Quick-Sag
              System or a Deep Bending System, in which glass exits from the side of the bending module, the glass in an in-line system (the "In-line System") travels in a straight line throughout the entire process. An In-line System is capable of producing higher quality glass at faster output rates and at lower costs per piece of glass than a side-exit system. The first generation of the In-line System was introduced in 1985. A second generation In-Line System was placed into operation in 1995 for the production of windshield glass. The Company recently introduced an improved version of the In-line System that is capable of producing complex-shaped glass for automotive windshields and back windows.

         Original Equipment-Architectural. Systems designed and assembled for the Architectural Market process flat glass by tempering or by bending and tempering it for applications including residential and commercial construction, furniture, display cases, shower enclosures and appliances.

         - Flat Glass Tempering Systems. The Company's initial generation of flat glass tempering for architectural applications was introduced in 1971. Current systems can be equipped with either ERH or FCH heating technology. A system with FCH is more expensive initially than one with ERH, but offers significant energy cost savings and output advantages, particularly for reflective or low-emissivity glass.

         - Bending and Tempering Systems. Initially introduced in 1990 in response to the demand for curved glass from the Architectural Market, these systems are designed to shape glass of varying thicknesses into custom-specified curves.

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

         - Retrofits. Retrofits are purchased by customers who want to increase production capacity, extend bending capability, increase system efficiency or take advantage of the latest computer and control system developments. Typical retrofits and improvements include: (i) extensions of heater length to increase capacity;
              (ii) conversions from automotive simple bending systems to complex bending systems, such as from a Quick-Sag System to a Deep Bending System; (iii) quench upgrades; (iv) conversion of a single-function system to a dual-function system, such as adding a Cylindrical Bending System to a Quick-Sag System; and (v) computer or control upgrades.

         - Tooling. The Company's customers in the Automotive Market operate complex bending and tempering systems that require part-dedicated tooling equipment to produce individual vehicle window parts that meet precise design and shape specifications. The Company's tooling products generally include: (i) bending molds; (ii) bending rings (to press the glass to the mold); (iii) lift jets (to raise the glass from the conveyor to the mold); (iv) quench rings (to transport the glass from the mold to the quench); and
              (v) quenching heads (which incorporate nozzles and direct air against the glass surface).

         - Ceramic Rollers. The Company's roller hearth technology was introduced to eliminate the marks left on glass by older vertical systems that tempered flat glass by hanging it from tongs. The ceramic rollers are used to convey the glass horizontally into and through the furnace and are manufactured to strict specifications in order to reduce distortion or markings on the glass surface.

         - Replacement Parts. Both proprietary and nonproprietary parts are offered to replace components used in Glasstech systems. Customers are encouraged to purchase an initial consignment of replacement parts when purchasing a new system and to maintain critical parts in inventory throughout the life of their system.

         - Technical Services. The Company's technical services department provides it with an important competitive advantage. The customer service staff provides aftermarket technical support and gathers feedback from customers regarding specific product improvement recommendations for Glasstech systems.

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

         The Company has spent approximately $4.6 million, $4.2 million and $3.4 million (exclusive of expenditures relating to demonstration glass tempering furnaces) in fiscal years 1997, 1998 and 1999, respectively, on the development of new systems or on the improvement of existing systems.

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

         The Company has installed approximately 400 systems in over 45 countries on six continents. The Company's customers include virtually all major glass manufacturers and processors, such as DaimlerChrysler Corporation, Ford Motor Company, Guardian Industries Corp. and PPG Industries, Inc. in the United States; Compagnie de Saint-Gobain and Pilkington plc in Europe; Asahi Glass Company, Central Glass Company and Nippon Sheet Glass Company in Japan; Hankuk Glass Industry Company and Keumkang Ltd. in Korea; and Shatterprufe (Pty) Limited in South Africa.

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

         A substantial portion of the Company's revenue historically has been comprised of sales to a limited number of customers. For example, in fiscal years 1997, 1998 and 1999, Asahi Glass Company, Compagnie de Saint-Gobain, DaimlerChrysler Corporation, Ford Motor Company, Nippon Sheet Glass Company and Pilkington plc collectively accounted for 60.6%, 54.8% and 53.8% of total revenue, respectively. In addition; (i) in fiscal 1997, Asahi Glass Company, DaimlerChrysler Corporation, Nippon Sheet Glass Company and Pilkington plc each accounted for more than 10.0% of revenue; (ii) in fiscal 1998, Asahi Glass Company and Ford Motor Company each accounted for more than 10.0% of revenue, and (iii) in fiscal 1999 Asahi Glass Company, Compagnie de Saint-Gobain and Ford Motor Company each accounted for more than 10.0% of revenue.

INTERNATIONAL

         The Company's revenue by geographic region is as follows (dollars in thousands):


                                          PREDECESSOR COMPANY      SUCCESSOR COMPANY
                                          -------------------      -----------------
                                          YEAR ENDED JUNE 30,     YEARS ENDED JUNE 30,
                                          -------------------     --------------------
                                                 1997               1998         1999
                                               -------            -------      -------
Asia-Pacific                                   $45,276            $27,654      $14,189
Europe                                           5,030             11,518       10,338
Latin American                                   2,616              5,384        1,638
Other                                            1,242              1,523          385
                                               -------            -------      -------
Total Non-United States Sales                   54,164             46,079       26,550
United States                                   22,269             23,509       23,995
                                               -------            -------      -------
Total Overall Sales                            $76,433            $69,588      $50,545
                                               =======            =======      =======

         The Company generates a substantial portion of its revenue outside of the United States. During fiscal 1997, 1998 and 1999, approximately 59.2%, 39.7% and 28.1% of the Company's net revenue was derived from sales of products to customers located in the Asia-Pacific region (Australia, China, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, and Thailand).

         Management believes the current economic uncertainties in the Asia-Pacific region indicate that the timing of orders for the Company's products will continue to be adversely affected in fiscal 2000. In fiscal 1998 and 1999, the impact of this situation was somewhat mitigated by offsetting equipment sales to customers in other regions of the world, particularly in Europe. However, given the inherent difficulty in predicting with certainty the timing of contract signings and geographic areas into which equipment will be delivered in fiscal 2000 and beyond, the ultimate severity of the impact of this situation on the Company's financial performance in fiscal 2000 and beyond is impossible to predict. The Company will continue to monitor the situation in the Asia-Pacific region. Notwithstanding the current economic conditions in the Asia-Pacific region, the Company believes that given world demographics and long term economic trends, the Asia-Pacific region will continue to represent a significant market for the Company's products and it intends to continue its presence in this area.

COMPETITION

         The principal competitive factors in the Automotive Market are price and system capabilities or specifications. The Company's primary competition in the Automotive Market comes from either (i) the engineering departments of certain of its customers, such as Pilkington plc and Compagnie de Saint-Gobain, which design and build glass processing systems in-house or (ii) glass manufacturers which process safety glass and sell it to automobile manufacturers, such as DaimlerChrysler Corporation and Ford Motor Company, which elect to purchase processed safety glass rather than install their own Glasstech system. In either case, the Company primarily competes against its customers by developing systems with greater capabilities than those currently produced in-house. Management believes that the Company has a significant share of the market for technologically advanced systems used to bend and temper automotive glass into complex shapes and is the only significant independent supplier.

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

         The Company received funding from GRI for the development of the FCH technology. Under an agreement with GRI, GRI retained rights to the resulting U.S. patents. Under the GRI agreement, the Company received two exclusive patent licenses in the U.S. One license permits the Company to use FCH technology in systems that produce flat tempered glass (the "Flat License") and the other license permits the Company to use FCH technology in systems that produce bent glass (the "Bent License"). The exclusivity with respect to the Flat License and Bent License expires in 2000 and 2005, respectively. Subject to certain obligations to exploit FCH technology with respect to the Bent License, the Company will continue to hold nonexclusive licenses for FCH technology for the duration of the underlying patents. Under the terms of the GRI agreement, the Company holds the exclusive rights to the FCH patents outside of the U.S.

         Substantially all Company employees execute technology agreements that have a confidentiality provision and assign patent rights to the Company. Members of senior management have entered into employment agreements that contain noncompete provisions.

MATERIALS AND SUPPLY ARRANGEMENTS

         The Company has reached agreement with many of its suppliers, including most of its major suppliers, which guarantee firm pricing, generally for one year, but do not have purchase volume requirements obligating the Company to purchase certain quantities. Management believes that the Company has made adequate arrangements with backup suppliers to avoid any material adverse effect that would occur if one of its primary suppliers were unable to fill Company orders. In fiscal 1999, the Company did not purchase more than 10% of its materials and supplies from any one supplier.

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

EMPLOYEES

         As of June 30, 1999, the Company employed 192 people compared to 273 at June 30, 1998. The Company has no union employees, and no attempt has ever been made to organize its workforce. Management believes that its relations with its employees are good.

BACKLOG

         The Company had a backlog (on a percentage of completion basis) of approximately $12.1 million at June 30, 1999 as compared to approximately $34.8 million at June 30, 1998. The Company expects to complete substantially all of this backlog by the end of fiscal 2000. The Company's backlog at August 31, 1999 was $15,242.

ITEM 2. PROPERTIES.

         The Company's facilities are located in Perrysburg, Ohio. The Company leases a 96,800 square foot facility that houses its offices and plant, as well as an adjacent 43,200 square foot facility for production and storage. The 96,800 square foot facility is subject to a five-year lease that will expire on December 31, 1999, after which the Company has an option to extend the lease for two additional five-year periods. The 43,200 square foot building is subject to a two-year lease that will expire on January 31, 2000. The Company also owns an adjacent 108,000 square foot building that house R&D, tooling design, tooling production and demonstration glass tempering furnaces. The Company believes that its current facilities are adequate for its foreseeable needs.


ITEM 3. LEGAL PROCEEDINGS.

         On January 15, 1997, James E. Heider, a former executive officer of the Company, commenced an action against the Company and Mark Christman, the President of the Company, in the Common Pleas Court of Wood County, Ohio, relating to the nonrenewal of his employment agreement. On July 24, 1998, the Company was granted a motion for summary judgement on all counts. Mr. Heider filed an appeal and on July 16, 1999, the Wood County Court of Appeals entered a unanimous decision affirming the summary judgment granted in the Company's favor. Mr. Heider had until August 30, 1999 to file a discretionary appeal to the Ohio Supreme Court. Mr. Heider did not file a discretionary appeal to the Ohio Supreme Court and the Company considers this matter resolved.

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

ITEM 6. SELECTED FINANCIAL DATA.

         The following table sets forth selected historical consolidated financial and other data of the Company, which have been derived primarily from the Company's audited consolidated financial statements. Amounts reported for financial reporting purposes in fiscal 1998 represent the period from July 2, 1997 to June 30, 1998. The information presented below should be read in conjunction with "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere in this Form 10-K. All dollar amounts in this section are in thousands.


                                        PREDECESSOR
                                          COMPANY                 REORGANIZED COMPANY            SUCCESSOR COMPANY
                                       ------------   --------------------------------------- ----------------------
                                        PERIOD FROM   PERIOD FROM
                                        JULY 1, 1994  JAN. 4, 1995                 YEARS ENDED JUNE 30,
                                          THROUGH        THROUGH    ------------------------------------------------
                                        JAN. 3, 1995  JUN. 30, 1995     1996         1997         1998         1999
                                        ------------  -------------     ----         ----         ----         ----
STATEMENT OF OPERATIONS DATA:
Net revenue                               $  25,948    $  27,854    $  62,771    $  76,433    $  69,588    $  50,545
Cost of goods sold                           16,576       17,036       39,024       45,603       37,760       31,768
                                          ---------    ---------    ---------    ---------    ---------    ---------
   Gross profit                               9,372       10,818       23,747       30,830       31,828       18,777
Selling, general and administrative           3,430        5,105       10,724       12,866       11,035        8,632
Research and development                      2,082        2,302        4,557        4,594        4,247        3,368
Amortization expense                          2,512        1,203        2,407        2,306        4,356        4,243
                                          ---------    ---------    ---------    ---------    ---------    ---------
    Operating profit                          1,348        2,208        6,059       11,064       12,190        2,534
Interest expense                                 --       (2,077)      (4,200)      (4,200)      (9,643)      (9,668)
Other income (expense) -net                      35          784        1,541        2,263          525          352
                                          ---------    ---------    ---------    ---------    ---------    ---------
    Income (loss) before items below          1,383          915        3,400        9,127        3,072       (6,782)
Reorganization items (a)                     (1,164)          --           --           --           --           --
Income taxes not payable in cash (b)             --         (445)      (1,418)      (2,551)      (2,249)          --
Federal income taxes, current                    --           --         (105)         (78)          --           --
Extraordinary gain (c)                      214,773           --           --           --           --           --
Cumulative effect on prior years of
   change in method of accounting for
   non-pension post-retirement benefits
                                             (1,906)          --           --           --           --           --
                                          ---------    ---------    ---------    ---------    ---------    ---------
   Net income (loss)                      $ 213,086    $     470    $   1,877    $   6,498    $     823    $  (6,782)
                                          =========    =========    =========    =========    =========    =========

OTHER DATA:
EBITDA (d)                                $   4,625    $   4,109    $   9,780    $  14,829    $  18,002    $   8,242
Depreciation and amortization (e)             3,277        1,901        3,721        3,765        5,812        5,708
Capital Expenditures                            480          680        2,152          990          349           47
Backlog                                      31,941       25,931       38,907       30,307       34,848       12,141


CASH FLOW PROVIDED BY (USED IN):
Operating activities                      $  13,803    $  (1,389)   $  22,521    $   8,973    $   7,921    $  (4,403)
Investing activities                           (479)          90       (1,663)        (978)     (75,521)         (57)
Financing activities                         (6,200)      (3,797)         125           (5)      80,721           --

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital                           $  18,649    $  21,725    $  27,599    $  39,519    $   6,538    $   4,896
Total assets                                 87,952       83,808       95,977       99,364      102,919       88,662
Total debt                                   42,000       42,000       42,000       42,000       69,357       69,464
Shareholders' equity (f)                     20,174       20,644       22,652       29,232       12,545        5,763



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

         The Company has an installed base of approximately 400 systems in over 45 countries on six continents. As a result of its installed base and the relatively long useful life of a system, the Company also engages in sales of aftermarket products and services (retrofit of systems with upgrades, tooling used to shape glass parts, replacement parts and technical services). Revenues generated by these types of products are referred to below as "Aftermarket."

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

MANAGEMENT'S ESTIMATES RELATED TO ASIA-PACIFIC CONTRACTS

         In the ordinary course of business, management continually makes estimates on a variety of matters ranging from percentage of completion of products to collectibility of future payments. Due to the economic uncertainties evolving in the Asia-Pacific region toward the end of fiscal 1997, management undertook a careful review of each contract from that region which was still incomplete at June 30, 1997. This review led management to conclude that the then unfolding uncertainty and instability in the Asia-Pacific region placed the collection of the final payments on many of these contracts at significant risk. Accordingly, management increased estimated costs on Asia-Pacific contracts by an amount equal to the final payments due on these contracts. During the course of fiscal 1998, the substantial majority of these contracts were completed in due course. Subsequently, aggressive and diligent collection efforts by management resulted in the eventual collection of the final payments owed on these contracts. In retrospect, the ultimate collection of these payments had the effect of deferring revenue recognition from fiscal 1997 to fiscal 1998, with net revenues, gross profit, operating income, net income and EBITDA being positively impacted in fiscal 1998 approximately as follows: $5,200, $5,200, $4,100, $2,500 and $4,100, respectively. None of operating income, net income nor EBITDA reflected the full impact of the $5,200 net revenue increase, due to the manner in which bonuses were calculated and the changes in effective tax rates. However, the increase in estimated costs for loss exposures related to the Asia-Pacific region contracts at June 30, 1997 had no impact on net cash provided by operating activities since the cash payments were scheduled to be made, and were made, during fiscal 1998, all as originally provided in the underlying contracts.

         Management believes that the magnitude of the change in estimates described above represented a unique situation attributed to the following factors: (1) at the end of fiscal 1997, contracts in process from the Asia-Pacific region represented a significant percentage of total contracts in process, both in number of contracts and dollar exposure, and (2) the depth of the economic uncertainty in that region at June 30, 1997. Management does not believe that the magnitude of the changes in estimates experienced in fiscal 1998 is likely to recur. No increases in estimated costs of similar magnitude were made either at June 30, 1998 or June 30, 1999.

RESULTS OF OPERATIONS

         The following table presents the amounts and the percentage of total net revenue for certain revenue and expense items for the periods indicated:


                                   PREDECESSOR
                                      COMPANY                      SUCCESSOR COMPANY
                             ------------------------- ----------------------------------------
                                                      YEARS ENDED JUNE 30
                             ------------------------------------------------------------------
                                    1997                     1998                    1999
                             -----------------        -----------------        ----------------
Net revenue(a)
     Original Equipment      $50,237     65.7%        $48,873     70.2%        $28,885    57.1%
     Aftermarket              26,196     34.3          20,715     29.8          21,660    42.9
                             -------     ----         -------     ----         -------    ----
         Total net revenue    76,433    100.0          69,588    100.0          50,545   100.0
Cost of goods sold(a)         45,603     59.7          37,760     54.3          31,768    62.9
                             -------     ----         -------     ----         -------    ----
Gross profit                  30,830     40.3          31,828     45.7          18,777    37.1
SG&A expense                  12,866     16.8          11,035     15.8           8,632    17.1
R&D expense                    4,594      6.0           4,247      6.1           3,368     6.6
Amortization expense(b)        2,306      3.0           4,356      6.3           4,243     8.4
                             -------     ----         -------     ----         -------    ----
         Operating profit    $11,064     14.5%        $12,190     17.5%        $ 2,534     5.0%
                             =======     ====         =======     ====         =======    ====

Amortization expense(b)        2,306      3.0           4,356      6.3           4,243     8.4
Depreciation expense           1,459      1.9           1,456      2.1           1,465     2.9
                             -------     ----         -------     ----         -------    ----
         EBITDA              $14,829     19.4%        $18,002     25.9%        $ 8,242    16.3%
                             =======     ====         =======     ====         =======    ====



(a) Contract revenue and cost of goods sold are recognized on a percentage completion basis measured by the percentage of costs incurred to the estimated total costs of each contract.

(b) Amortization expense excludes the amortization of deferred financing costs that is included with interest expense.

Fiscal Year 1999 Compared with Fiscal Year 1998

         Net revenue for fiscal 1999 decreased $19,043, or 27.4%, to $50,545 from $69,588 for fiscal 1998. Original Equipment revenue decreased $19,988, or 40.9%, to $28,885 for fiscal 1999 compared to $48,873 for fiscal 1998. The continuing economic difficulties in the Asia-Pacific and other foreign regions have adversely impacted new contract signings of Original Equipment in fiscal 1999, resulting in a decrease in Original Equipment revenue. Aftermarket revenue increased $945, or 4.6%, to $21,660 for fiscal 1999 from $20,715 for fiscal 1998. The increase in aftermarket revenue was the result of increased tooling revenue partially offset by a decline in retrofit revenue. Tooling and retrofit revenue fluctuate based on customer demands and are influenced by a variety of factors, including economic conditions and the customers' retrofit schedules and the timing of automotive manufacturers' design changes, which may impact the release of tooling orders.

         A significant portion of the Company's revenue is generated from customers outside of the United States. For fiscal 1999, Original Equipment revenue from foreign customers was $13,698 (47.4% of total Original Equipment revenue) as compared to $31,287 (64.0% of total Original Equipment revenue) for fiscal 1998. The percentage of aftermarket revenue from foreign customers decreased to 59.3% of total aftermarket revenue for fiscal 1999 compared to 71.4% for fiscal 1998.

         Gross profit decreased $13,051, to $18,777, or a gross margin percentage of 37.1%, for fiscal 1999 compared to $31,828, or a gross margin of 45.7%, for fiscal 1998. The decline in the gross margin is the result of a shift in the current product mix from higher margin automotive contracts to lower margin architectural contracts and developmental (first of a kind) automotive contracts, which generally carry lower margins. In addition, although the Company continues to reduce and minimize its production costs (including reductions in workforce and factory overhead) gross margins have decreased, in part, as a result of fixed factory overhead being applied to lower production volume.

         Selling, general and administrative expenses decreased $2,403, or 21.8%, to $8,632 for fiscal 1999 from $11,035 for fiscal 1998. This decrease was primarily the result of lower incentive compensation costs due to decreased earnings and other cost containment measures implemented, including workforce reductions.

         Research and development expenses decreased $879, or 20.7%, to $3,368 for fiscal 1999 from $4,247 for fiscal 1999. This decrease was primarily the result of the dedication of certain developmental resources to the completion of certain original equipment contracts and other cost containment measures implemented, including workforce reductions.

         Operating profit decreased $9,656, or 79.2%, to $2,534 for fiscal 1999 from $12,190 for fiscal 1998. Operating profit, as a percentage of revenue, was 5.0% for fiscal 1999 as compared to 17.5% for fiscal 1998. The decrease in operating profit was the result of the decline in gross profit partially offset by decreases in selling, general and administrative expenses and research and development expenses.

         No income tax expense or benefit has been provided for fiscal 1999 due to the recorded loss and the uncertainty related to the future realization of such amounts. The effective tax rate for fiscal 1998 was 73.2%. The effective tax rate for fiscal 1998 differs from the Company's statutory tax rate due to the effects of certain amounts not deductible for income tax purposes, consisting primarily of goodwill amortization. As a result of the Transaction, amortization expense related to goodwill increased significantly, resulting in the unusually high effective tax rate for fiscal 1998.

         Net loss was $6,782 for fiscal 1999 compared to net income of $823 for fiscal 1998. The net loss was the result of the decline in operating profit.

         EBITDA, which is defined as operating profit plus depreciation and amortization, decreased $9,760, or 54.2%, to $8,242 for fiscal 1999 from $18,002 for fiscal 1998.

Fiscal Year 1998 Compared with Fiscal Year 1997

         Net revenue for fiscal 1998 decreased $6,845, or 9.0%, to $69,588 from $76,433 for fiscal 1997. Original Equipment revenue decreased $1,364, or 2.7%, to $48,873 for fiscal 1998 compared to $50,237 for fiscal 1997. At the end of fiscal 1997, the Company's backlog of uncompleted contracts contained, both in dollar amount and number of contracts, a significant number of contracts from the Asia-Pacific region. This was due to the economic prosperity enjoyed by that region in fiscal 1996 and, in the case of the Peoples Republic of China, contracts signed by customers in anticipation of the tightening of import duties on the Company's equipment which did, in fact, occur. Economic uncertainties in the Asia-Pacific region, together with the tightening of import duties in the Peoples Republic of China, resulted in a substantial reduction in both contract signings and revenues in the Asia-Pacific region in fiscal 1998. This reduction was somewhat mitigated by offsetting equipment sales to customers in other regions of the world. In addition, the financial uncertainties which enveloped the Asia-Pacific region in late fiscal 1997 caused the Company to change its cost estimates with respect to contracts in the Asia-Pacific region which were in process at the end of fiscal 1997. See "General Overview - Management's Estimates Related to Asia-Pacific Contracts". Aftermarket revenue decreased $5,481, or 20.9%, to $20,715 for fiscal 1998 from $26,196 for fiscal 1997. The decrease in aftermarket revenue was due primarily to a decline in automotive retrofit and tooling revenue which generally fluctuate based on customer demands and are influenced by a variety of factors, including economic conditions and the customers' retrofit schedules and the timing of automotive manufacturers' design changes, which may impact the release of tooling orders.

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

         Operating profit increased $1,126, or 10.2%, to $12,190 for fiscal 1998 from $11,064 for fiscal 1997. Operating profit, as a percentage of revenue, was 17.5% for fiscal 1998 as compared to 14.5% for fiscal 1997. The increase in operating profit was the result of the increase in gross profit and decreases in selling, general and administrative expenses and research and development expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and capital resources were significantly impacted by the Transaction. The Company's primary sources of liquidity are funds provided by operations and amounts available under the Credit Facility. The Senior Notes do not require any principal payments prior to maturity. The Credit Facility is available to fund working capital requirements as needed and to secure standby letters of credit, which totaled $100 at June 30, 1999. The Company had no outstanding borrowings under the Credit Facility at June 30, 1999 and the Credit Facility is secured by substantially all of the assets of the Company. Effective June 29, 1999, the Credit Facility was amended to establish available borrowing levels up to $10,000 (including standby letters of credit) subject to a borrowing base of certain qualifying assets. At August 31, 1999, the borrowing base approximated $7,500. The Company is in compliance with all material covenants in the Senior Notes and Credit Facility as amended.

         Net cash provided by operating activities can vary significantly from quarter to quarter or year to year due to the number of new system signings and the amount and timing of new system payments. In most instances, progress payments on new system orders are invoiced or received in advance of revenue recognition. When progress payments are invoiced or received in advance of such revenue recognition, the Company increases current liabilities represented by its billings in excess of costs and estimated earnings on uncompleted contracts. When the revenue is earned, the Company recognizes the revenue and reduces the billings in excess of costs and estimated earnings on uncompleted contract balances. Net cash used by operating activities for fiscal 1999 was $4,403, whereas for fiscal 1998, net cash provided by operating activities was $7,921. The decrease in net cash provided by operating activities for fiscal 1999 was due in part to fewer new system signings, the timing of new system payments and to the interest payments totaling $8,925 made on July 1, 1998 and January 1, 1999. Only one interest payment of $4,438 was required for fiscal 1998.

         The Company has a backlog (on a percentage of completion basis) at June 30, 1999 of approximately $12,141 as compared to $34,848 at June 30, 1998. The Company expects to complete a substantial majority of this backlog within the next 12 months. The Company's backlog at August 31, 1999 was $15,242.

         Capital expenditures, including demonstration furnaces classified as fixed assets, were $47 for fiscal 1999 compared to $349 for fiscal 1998. Future capital expenditures, excluding demonstration furnaces, used to replace or improve operating equipment and facilities are estimated to be less than $1,000 per year. In addition, the Company intends to make periodic replacements and improvements on demonstration furnaces, which are used for customer demonstrations and research and development purposes. Demonstration furnaces, which outlive their usefulness for customer demonstrations or research and development purposes, or both, may be refurbished and sold or put to other applicable uses.

         At June 30, 1999, the Company has net operating loss ("NOL") carryforwards for regular and alternative minimum tax purposes of approximately $43,094 and $39,729, respectively, which expire in the years 2009 through 2014. These NOL's are subject to annual usage limitations.

         Although the Company's ability to generate cash has been affected by the increased interest costs resulting from the Transaction and the decline in contract signings in fiscal 1999, management believes that internally generated funds, together with amounts available under the Credit Facility, will be sufficient to satisfy the Company's operating cash and capital expenditure requirements, make required payments under the Credit Facility and make scheduled interest payments on the Senior Notes. However, the ability of the Company to satisfy its obligations will ultimately be dependent upon the Company's future operating and financial performance, including increasing contract signings, and upon its ability to renew or refinance borrowings or to raise additional equity capital as necessary. The Company's business is subject to rapid fluctuations due to changes in the world markets for the end products produced by its equipment (largely in the cyclical markets of automobiles and construction), currency fluctuations, the local economies of those countries where users and potential users of the Company's equipment are located, geopolitical events and other macroeconomic forces largely beyond the ability of the Company to predict or control. Except as discussed below, management is not currently aware of any trends, demands, commitments or uncertainties which will or which are reasonably likely to result in a material change in the Company's liquidity.

         During fiscal 1997, 1998 and 1999, approximately 59.2%, 39.7% and 28.1% of the Company's net revenue was derived from sales of products to customers located in the Asia-Pacific region (Australia, China, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, and Thailand).

         Management believes the current economic uncertainties in the Asia-Pacific region indicate that the timing of orders for the Company's products may continue to be adversely affected in fiscal 2000. However, given the inherent difficulty in predicting with certainty the timing of contract signings and geographic areas into which equipment will be delivered in fiscal 2000 and beyond, the continued impact of this situation on the Company's financial performance in fiscal 2000 and beyond is impossible to predict. The Company will continue to monitor the situation in the Asia-Pacific region. Notwithstanding the current economic conditions in the Asia-Pacific region, the Company believes that given world demographics and long term economic trends, the Asia-Pacific region will continue to represent a significant market for the Company's products and it intends to continue its presence in this area.

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

The Systems

         The Company has completed its review of the Systems, including both the IT Systems and the Non-IT Systems. In reviewing the Systems, the Company found that some of them were not year 2000 compliant. The Company has purchased and installed upgraded versions of the IT Systems, including the software programs used for financial reporting, purchasing, order entry, payroll and product design/development that the Company has been assured are year 2000 compliant by the vendors of those programs. The majority of these upgrades were installed by December 1998 and the final upgrade will occur in October 1999. The Company believes that, with the exception of one of its computer-aided design ("CAD") systems, its manufacturing and design operations are year 2000 compliant. The Company has completed its review of the non-compliant CAD system and is expected to have an upgraded version operational by November 1999.

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

ITEM 7(a). MARKET RISK EXPOSURES

         Based on the Company's current operations and business practices, the Company does not believe that it has any significant exposure to interest rate, foreign currency, commodity price, or equity price market risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      PAGE
                                                                                                      ----
CONSOLIDATED FINANCIAL STATEMENTS:
Report of Independent Auditors.........................................................................26
Consolidated Balance Sheets as of June 30, 1999 and 1998...............................................27
Consolidated Statements of Operations for the Years Ended June 30, 1999, 1998 and 1997.................28
Consolidated Statements of Shareholder's Equity for the Years Ended June 30, 1999, 1998 and 1997.......29
Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997.................30
Notes to Consolidated Financial Statements.............................................................31

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholder
Glasstech, Inc.

         We have audited the accompanying consolidated balance sheets of Glasstech, Inc. as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the Financial Statement Schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         As more fully described in the notes to the consolidated financial statements, effective July 2, 1997, the Company was acquired by Glasstech Holding Co. The acquisition was accounted for under the purchase method of accounting for financial reporting purposes. As a result of this acquisition, the consolidated financial statements for the period after the acquisition are presented on a different cost basis than that for the period before the acquisition and, therefore, are not comparable.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glasstech, Inc. at June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended the June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                           ERNST & YOUNG LLP

Toledo, Ohio
August 13, 1999

                                 GLASSTECH, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                          JUNE 30,
                                                                                     1999         1998
                                                                                  ----------------------
                                                                                         (NOTE 1)
ASSETS
Current assets:
   Cash and cash equivalents                                                      $   8,661    $  13,121
   Accounts receivable:
     Contracts:
       Uncompleted, including unbilled amounts of $1,430 and $6,841                   3,602        7,930
       Completed                                                                        459          931
     Trade, less allowance of $40 for doubtful accounts                               1,469        1,144
                                                                                  ----------------------
                                                                                      5,530       10,005
   Inventory:
     Replacement and service parts                                                    1,999        1,656
     Furnace contracts and other                                                      1,368        2,017
                                                                                  ----------------------
                                                                                      3,367        3,673
   Prepaid expenses                                                                     350          350
                                                                                  ----------------------
Total current assets                                                                 17,908       27,149

Property, plant and equipment, net                                                    6,789        6,947

Other assets:
   Patents, less accumulated amortization of $3,454 and $1,727                       14,829       16,556
   Goodwill, less accumulated amortization of $5,145 and $2,629                      45,280       47,796
   Deferred financing costs and other                                                 3,856        4,471
                                                                                  ----------------------
Total other assets                                                                   63,965       68,823
                                                                                  ----------------------
                                                                                  $  88,662    $ 102,919
                                                                                  ======================
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                               $   1,710    $   4,167
   Billings in excess of costs and estimated earnings on uncompleted  contracts       3,250        4,309
   Accrued liabilities:
     Interest                                                                         4,462        4,462
     Salaries and wages                                                               1,702        3,851
     Contract costs                                                                     795        2,382
     Other                                                                            1,094        1,440
                                                                                  ----------------------
                                                                                      8,053       12,135
                                                                                  ----------------------
Total current liabilities                                                            13,013       20,611

Long-term debt                                                                       69,464       69,357
Nonpension postretirement benefit obligation                                            422          406

Shareholder's equity:
   Common stock $.01 par value; 1,000 shares authorized, issued and
     outstanding                                                                         --           --
   Additional capital                                                                15,750       15,750
   Retained earnings (deficit)                                                       (5,959)         823
                                                                                  ----------------------
                                                                                      9,791       16,573
   Shareholder's basis reduction                                                     (4,028)      (4,028)
                                                                                  ----------------------
Total shareholder's equity                                                            5,763       12,545
                                                                                  ----------------------
                                                                                  $  88,662    $ 102,919
                                                                                  ======================



See accompanying notes.

                                 GLASSTECH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                     YEARS ENDED JUNE 30,
                                                  1999       1998        1997
                                               --------------------------------
                                                    SUCCESSOR      PREDECESSOR
                                                     COMPANY         COMPANY
                                                           (NOTE 1)
Net revenue                                    $ 50,545    $ 69,588    $ 76,433
Cost of goods sold                               31,768      37,760      45,603
                                               --------------------------------
Gross profit                                     18,777      31,828      30,830

Selling, general and administrative expenses      8,632      11,035      12,866
Research and development expenses                 3,368       4,247       4,594
Amortization expense                              4,243       4,356       2,306
                                               --------------------------------
Operating profit                                  2,534      12,190      11,064

Interest expense                                 (9,668)     (9,643)     (4,200)
Other income - net                                  352         525       2,263
                                               --------------------------------
(Loss) income before income taxes                (6,782)      3,072       9,127

Income taxes not payable in cash                     --      (2,249)     (2,551)
Federal income taxes, current                        --          --         (78)
                                               --------------------------------
Net (loss) income                              $ (6,782)   $    823    $  6,498
                                               ================================


See accompanying notes.

                                 GLASSTECH, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)


                                          COMMON STOCK                     SHAREHOLDER'S   RETAINED
                                     -----------------------    ADDITIONAL     BASIS       EARNINGS
                                      SHARES       AMOUNT         CAPITAL    REDUCTION     (DEFICIT)       TOTAL
                                    ------------------------------------------------------------------------------
PREDECESSOR COMPANY (NOTE 1)
Balance, June 30, 1996              1,000,001    $       10    $   20,295   $       --    $    2,347    $   22,652
   Net income                                                                                  6,498         6,498
   Issuance of common stock             4,118            --            82                                       82
                                    ------------------------------------------------------------------------------
Balance, June 30, 1997              1,004,119    $       10    $   20,377   $             $    8,845    $   29,232
                                    ==============================================================================

SUCCESSOR COMPANY (NOTE 1)
   Issuance of common stock             1,000    $       --    $   15,750   $       --    $       --    $   15,750
   Shareholders' basis reduction                                                (4,028)                     (4,028)
   Net income                                                                                    823           823
                                    ------------------------------------------------------------------------------
Balance, June 30, 1998                  1,000            --        15,750       (4,028)          823        12,545
   Net loss                                                                                   (6,782)       (6,782)
                                    ------------------------------------------------------------------------------
Balance, June 30, 1999                  1,000    $       --    $   15,750   $   (4,028)   $   (5,959)   $    5,763
                                    ==============================================================================


See accompanying notes.

                                 GLASSTECH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                     YEARS ENDED JUNE 30,
                                                                 1999        1998        1997
                                                               --------------------------------
                                                                     SUCCESSOR    PREDECESSOR
                                                                      COMPANY       COMPANY
                                                                           (NOTE 1)
OPERATING ACTIVITIES
Net (loss) income                                              $ (6,782)   $    823    $  6,498
Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                6,343       6,447       3,764
     Accretion of debt discount                                     107         107          --
     Nonpension postretirement benefit obligation expense
       in excess of payments                                         17          15         159
     Income taxes not payable in cash                                --       2,249       2,551
     Other                                                           --           7          11
     Changes in assets and liabilities affecting operations:
         Restricted cash                                             --       1,529        (111)
         Accounts receivable                                      4,475      (2,855)      1,397
         Inventory                                                 (965)        832      (1,697)
         Prepaid expenses                                            --          86        (166)
         Accounts payable                                        (2,457)        480        (450)
         Billings in excess of costs and estimated earnings
           on uncompleted contracts                              (1,058)     (6,583)     (4,917)
         Accrued liabilities                                     (4,083)      4,784       1,934
                                                               --------------------------------
Net cash (used in) provided by operating activities              (4,403)      7,921       8,973

INVESTING ACTIVITIES
Additions to property, plant and equipment                          (47)       (349)       (990)
Net assets purchased                                                 --     (74,796)         --
Increase in long-term notes receivable                               --        (656)         --
Proceeds on sale of demonstration furnace                            --         270          --
Other                                                               (10)         10          12
                                                               --------------------------------
Net cash used in investing activities                               (57)    (75,521)       (978)

FINANCING ACTIVITIES
Issuance of long-term debt and related warrants                      --      70,000          --
Issuance of common stock                                             --      15,000          82
Deferred financing costs                                             --      (4,279)        (87)
                                                               --------------------------------
Net cash provided by (used in) financing activities                  --      80,721          (5)

(Decrease) increase in cash and cash equivalents                 (4,460)     13,121       7,990
Cash and cash equivalents at beginning of year                   13,121          --      43,815
                                                               --------------------------------
Cash and cash equivalents at end of year                       $  8,661    $ 13,121    $ 51,805
                                                               ================================

Supplemental disclosure of cash flow information:
   Cash paid (received) during the year for the following:
       Interest                                                $  8,925    $  4,438    $  4,200
                                                               ================================
       Income taxes                                            $     21    $   (311)   $    337
                                                               ================================


                             See accompanying notes.

                                 GLASSTECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1. BACKGROUND AND BASIS OF PRESENTATION

         Effective July 2, 1997, Glasstech, Inc. (the "Company") was acquired by Glasstech Holding Co. ("Holding") (the "Transaction"). In connection with the Transaction, Holding, a holding company formed for the purpose of completing the Transaction, formed a wholly owned subsidiary, Glasstech Sub Co. ("Sub Co.") which acquired all of the outstanding stock of the Company. Subsequently, Sub Co. was merged into the Company. Holding has no significant activities other than its investment in the Company. The acquisition was accounted for under the purchase method of accounting for financial reporting purposes and the purchase price of approximately $77,900 has been allocated to the underlying net assets acquired. The Transaction resulted in the Company having substantial goodwill, increased debt and a significant reduction in cash.

         As a result of the Transaction, the financial position and results of operations of the Company subsequent to the Transaction are not necessarily comparable to the financial position and results of operations of the Company prior to the Transaction. In the accompanying consolidated financial statements, the Company's results of operations prior to the Transaction are indicated as relating to the "Predecessor Company" while the results of operations subsequent to the Transaction are indicated as relating to the "Successor Company." Amounts reported for financial reporting purposes in fiscal 1998 represent the activity of the Successor Company beginning July 2, 1997.

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

INVENTORY

         Inventory is stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.

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

         At June 30, 1997, the estimated costs of contracts in the Asia Pacific region included provisions for loss exposures related to final payments that would be due upon completion of such contracts in fiscal year 1998. At the time these estimates were made, the Asia Pacific region was beginning a period of financial instability and uncertainty that placed receipt of these future final contract payments at risk. During fiscal 1998, the Company was successful in the collection of these final contract payments. These changes in estimates in fiscal 1998 resulted in additional contract revenues of $5,200 for the year ended June 30, 1998. The provisions for loss exposures related to the Asia-Pacific region contracts at June 30, 1997 had no impact on net cash provided by operating activities since the cash payments were scheduled to be made, and were made, during fiscal 1998, all as originally provided in the underlying contracts.

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133) which establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. Statement 133 is effective for fiscal years beginning after June 15, 2000. Statement 133 is not expected to have a significant impact on the Company.

3. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consists of the following:



                                                       AS OF JUNE 30
                                                      1999       1998
                                                    ------------------
Cost:
   Land                                             $   110    $   110
   Building and leasehold improvements                2,331      2,329
   Machinery and equipment                            1,119      1,160
   Demonstration glass tempering furnaces             4,360      3,044
   Office equipment                                   1,730      1,693
   Other                                                  9          9
                                                    ------------------
                                                      9,659      8,345
   Less accumulated depreciation and amortization
                                                     (2,870)    (1,398)
                                                    ------------------

NET PROPERTY, PLANT AND EQUIPMENT                   $ 6,789    $ 6,947
                                                    ==================


4. NOTES PAYABLE AND LONG-TERM DEBT

         In connection with the Transaction, the Company issued $70,000 of 12-3/4% Senior Notes due 2004 (the "Old Notes") in a private offering exempt from registration under the Securities Act of 1933, as amended (the "1933 Act"). The offering of the Old Notes was also structured to permit resales under Rule 144 of the 1933 Act. In connection with the issuance of the Old Notes, the Company received from Holding warrants to purchase 877 shares of common stock of Holding valued at $750. These warrants were issued to the initial purchasers of the Old Notes. On December 2, 1997 the Company consummated an exchange offer (the "Exchange Offer") of its $70,000 series B 12-3/4% Senior Notes Due 2004 (the "New Notes"), which were issued in a transaction registered under the 1933 Act, for the Old Notes. The terms of the New Notes are substantially identical to the terms of the Old Notes and as used herein, will be referred to as the "Senior Notes." Interest on the Senior Notes is payable semi-annually on each January 1 and July 1 beginning January 1, 1998. The terms of the Senior Notes do not require any scheduled principal payments prior to maturity.

         The Company also entered into a revolving credit facility ("Credit Facility") in connection with the Transaction. The Credit Facility provides for interest on outstanding borrowings at the LIBOR rate plus 2.5% (7.71% at June 30, 1999) payable semi-annually. Effective June 29, 1999, the Credit Facility was amended to establish available borrowing levels up to $10,000 (including standby letters of credit) subject to a borrowing base of certain qualifying assets. At June 30, 1999, the borrowing base approximated $10,000. The Credit Facility is available to fund working capital requirements as needed and to secure standby letters of credit, which totaled $100 at June 30, 1999. The Company had no outstanding borrowings under the Credit Facility at June 30, 1999. The Credit Facility is secured by substantially all of the assets of the Company.

         The Senior Notes and Credit Facility, as amended, contain numerous financial and other covenants which include the maintenance of certain levels of earnings as defined, restrictions on the payment of dividends, the incurrence of additional indebtedness, and as certain types of business activities and investments. The Company believes that it is in material compliance with all such covenants.

         At June 30, 1999 and 1998, the carrying value of this Company's long-term debt approximated its fair value based on the Company's incremental borrowing rates.

5. EMPLOYEE BENEFIT PLANS

         The Company has defined contribution retirement plans that cover substantially all employees. Contributions for the Employees' Pension Plan, which are based on participants' compensation, are funded annually, in arrears. Annual expense for this Plan approximated $616, $639 and $604, for the years ended June 30, 1999, 1998 and 1997, respectively. The Company does not match contributions made by employees under the Employees' Savings Plan, a 401(k) plan.

         In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (Statement 132) for all years presented which supersedes previous disclosure requirements. Statement 132 addresses disclosure issues only and does not change the measurement or recognition of assets or liabilities.

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

5. EMPLOYEE BENEFIT PLANS-CONTINUED

         The components of the net periodic postretirement benefit cost for the years ended June 30 are as follows:


                                                      1999         1998       1997
                                                    --------------------- ------------
                                                        SUCCESSOR          PREDECESSOR
                                                         COMPANY             COMPANY

         Service cost (benefits earned during the
            period)                                 $  16        $  16         $ 117

         Interest cost on accumulated
            postretirement benefit obligation          32           31           128

         Net amortization and deferral                 --           --           (55)
                                                    --------------------------------

         NET PERIODIC POSTRETIREMENT BENEFIT COST
                                                    $  48        $  47         $ 190
                                                    ================================

         The changes in the accumulated postretirement benefit obligation and amounts accrued were as follows:


                                                               1999            1998
                                                            ---------------------------
         Change in accumulated postretirement
            benefit obligation:
              Benefit obligation, beginning of year             $405            $391
              Service cost                                        16              16
              Interest cost                                       32              31
              Actuarial loss (gain)                              106              (1)
              Benefits paid                                      (32)            (32)
                                                            ---------------------------

         BENEFIT OBLIGATION, END OF YEAR                        $527            $405
                                                            ===========================

         Funded status of plan                                  $527            $405
         Unrecognized net (loss) gain                           (105)              1
                                                            ---------------------------

         ACCRUED BENEFIT OBLIGATION                             $422            $406
                                                            ===========================


         The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.0% at June 30, 1999 and 8.25% at June 30, 1998.

6. FEDERAL INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax liabilities and assets at June 30 are as follows:


                                                              1999       1998
                                                           ---------------------
         Deferred income tax liabilities:
            Contract revenues                              $ (4,664)   $ (5,469)
            Property, plant and equipment                      (756)       (816)
            Tax basis differences on purchased assets          (497)      1,006
                                                           ---------------------
         Total deferred income tax liabilities               (5,917)     (5,279)

         Deferred income tax assets:
            Federal income tax operating loss carryovers     16,376      13,794
            Accrued liabilities and reserves                    630       1,044
            Other                                               402         321
                                                           ---------------------
         Total deferred income tax assets                    17,408      15,159
         Less valuation allowance                            11,491       9,880
                                                           ---------------------
         Net deferred income tax assets                       5,917       5,279
                                                           ---------------------

         TOTAL DEFERRED INCOME TAXES - NET                 $     --    $     --
                                                           =====================


         A valuation allowance has been recorded against the Company's deferred income tax assets due to the uncertainties surrounding the realization of any future tax benefit.

         The consolidated effective income tax rate differs from the statutory
U. S. federal tax rate for the following reasons and by the following percentages:


                                                        1999             1998         1997
                                                     ---------------------------- -------------
                                                              SUCCESSOR            PREDECESSOR
                                                               COMPANY               COMPANY

         Statutory U. S. federal tax rate              (34.0)%           34.0%        34.0%
         Increase (reduction) in tax rate resulting
            from:
              Amortization of goodwill and
                excess reorganization value             12.7             32.5          2.2
              State income taxes                           -              4.3            -
              Effect of increase (reduction) in
                valuation reserve for deferred
                income taxes                            20.9                -         (8.6)
              Other                                      0.4              2.4          1.2
                                                     ------------------------------------------

         EFFECTIVE TAX RATE                                -%            73.2%        28.8%
                                                     ==========================================

         At June 30, 1999, the Company has net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $43,094 and $39,729, respectively, which expire in the years 2009 through 2014. Such loss carryforwards have annual usage limitations which, if not utilized in a given year, may be utilized in subsequent years.

         Income taxes not payable in cash represent the tax effect of certain acquired temporary differences and are recorded as a reduction to goodwill.

7. LEASES

         The Company leases a manufacturing and office building under a long-term agreement. The minimum annual rental associated with this lease through its expiration on December 31, 1999 is approximately $300. The Company has the option to renew the lease for two additional five-year periods at slightly higher rates. Total rental expense amounted to $300 for each of the three years in the period ended June 30, 1999.

8. GEOGRAPHIC AND CUSTOMER INFORMATION

         Effective the fourth quarter of 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131) which superseded Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim and annual financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of Statement 131 did not affect results of operations or financial position.

         The Company's net revenues from external customers are derived from glass bending and tempering equipment. The Company's net revenues from external customers by geographic areas and customers who represent 10% or more of total sales for 1999, 1998 and 1997 are presented below. Long-lived assets, consisting of property, plant and equipment, patents and goodwill, located outside the United States are not significant.


                                                       1999              1998             1997
                                                     ------------------------------- -------------
                                                             SUCCESSOR                PREDECESSOR
                                                              COMPANY                   COMPANY
         Net Revenue by Geographic Location:
              United States                              $23,995           $23,509        $22,269
              Asia-Pacific                                14,189            27,654         45,276
              Europe                                      10,338            11,518          5,030
              Latin America                                1,638             5,384          2,616
              Other                                          385             1,523          1,242
                                                     ---------------------------------------------

                                                         $50,545           $69,588        $76,433
                                                     =============================================



                                                            1999             1998           1997
                                                      ------------------------------- --------------
                                                                  SUCCESSOR            PREDECESSOR
                                                                   COMPANY               COMPANY
Major customers percentage of net revenue:
     Customer A                                             17.7%           13.4%           12.4%
     Customer B                                             17.3            14.9             6.3
     Customer C                                             10.2             9.7             3.7
     Customer D                                              5.4             5.4            14.3
     Customer E                                              3.0             5.6            11.3
     Customer F                                               .2             5.8            12.6


9. TRANSACTIONS WITH AFFILIATES

         Upon consummation of the Transaction and in connection with the related note offering of the Old Notes and the warrants, the Company paid a $1,000 financing fee to Key Equity Capital Corporation ("KECC"), a major shareholder. In addition, the Company also entered into an advisory agreement with KECC at an annual expense of $200 adjusted to $150 effective October 1, 1998.

         In connection with the Transaction, the Company advanced $656 to Holding. The advances were made to Holding to permit Holding to satisfy certain obligations it entered into in connection with the Transactions.

10. LEGAL PROCEEDINGS

         On January 15, 1997, James E. Heider, a former executive officer of the Company, commenced an action against the Company and Mark Christman, the President of the Company, in the Common Pleas Court of Wood County, Ohio, relating to the nonrenewal of his employment agreement. On July 24, 1998, the Company was granted a motion for summary judgment on all counts. Mr. Heider filed an appeal and on July 16, 1999, the Wood County Court of Appeals entered a unanimous decision affirming the summary judgment granted in the Company's favor. Mr. Heider has until August 30, 1999 to file a discretionary appeal to the Ohio Supreme Court.


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


        NAME                             AGE                               POSITION
        ----                             ---                               --------
Mark D. Christman                         47              Director, President and Chief Executive Officer
John S. Baxter                            59              Senior Vice President, Marketing and Sales
Kenneth H. Wetmore                        52              Vice President, General Counsel and Secretary
Ronald A. McMaster, Ph.D.                 60              Vice President, Corporate Development
Diane S. Tymiak                           42              Vice President, Treasurer and Chief Financial Officer
Larry E. Elliott                          50              Vice President, Manufacturing
James P. Schnabel                         39              Vice President, Development and Engineering
David P. Given                            45              Director
John A. LeMay                             33              Director
James M. Papada, III                      51              Director
Edmund S. Wright                          56              Director


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

         Diane S. Tymiak has been Vice President, Treasurer and Chief Financial Officer since 1993. Ms. Tymiak joined the Company in 1980 and has served in various financial capacities since that time.

         Larry E. Elliott joined the Company in July 1996 as Vice President and currently serves as Vice President, Manufacturing. Prior to joining the Company, Mr. Elliott was employed by the glass division of Ford Motor Company for 25 years, most recently as Supervisor, Fabrication Facilities Engineering.

         James P. Schnabel was elected Vice President in 1997 and currently serves as Vice President Development and Engineering. Mr. Schnabel joined the Company in 1984 and has served in various engineering capacities with the Company since that time.

         David P. Given has been President of KECC, a venture capital firm, since 1995. Mr. Given joined KECC as a Vice President in 1990 and serves as a director of several privately-held companies. Upon the consummation of the Transactions, Mr. Given began to serve as Director.

         John A. LeMay joined KECC, a venture capital firm, as a Vice President in 1998. Prior to joining KECC, Mr. LeMay was employed by the Boston Consulting Group, Inc. and Salomon Brothers, Inc. Mr. LeMay became a Director in May 1999.

         James M. Papada is Chairman of the Board of Directors and CEO of Technitrol, Inc. (NYSE: TNL), a diversified manufacturer of components for electrical and electronic equipment. From 1978 to 1982 and from 1988 to 1999 Mr. Papada was a partner with the law firm of Stradley, Ronon, Stevens & Young, located in Philadelphia, Pennsylvania. From 1983 to 1988, Mr. Papada was Chief Operating Officer of Hordis Brothers, Inc., the largest independent glass processor/fabricator in the United States. Mr. Papada is also a director of Parra-Chem Southern, Inc. and CTA, Incorporated. Mr. Papada became a Director in February 1998.

         Edmund S. Wright has been a business consultant since 1995. Prior to that, Mr. Wright was President and CEO of North American Refractory Company from 1981 to 1994, Vice Chairman of NARCO, Canada, Inc. from 1989 to 1994, Chairman of ZIRCOA, Inc. from 1989 to 1994, President of Tri-Star Refractories, Inc. from 1990 to 1994 and Chairman of Dakota Catalyst Products, Inc. from 1995 to 1997. Mr. Wright is also a director of Fairmount Minerals, Inc., Unifrax Corporation, Stonebridge Industries, Inc. and STAM, Inc. Mr. Wright became a Director in February 1998.

         All Directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Executive Officers serve at the discretion of the Board. Compensation of Directors, not employed by the Company or affiliated with KECC, is $20,000 per year.

                  Under the Stockholders' Agreement (as defined herein), Messrs. Given and LeMay serve as directors as representatives of KECC, and Mr. Christman serves as a director by virtue of his position as President and Chief Executive Officer of the Company and Holding. Mr. LeMay replaced Mr. Jon Kleinke, of KECC, who resigned effective May 1999.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation received by the Company's Chief Executive Officer and the four other highest paid executive officers (together with the Chief Executive Officer, the "Named Executive Officers") for services to the Company in fiscal years 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE


                                                                                        ANNUAL                  ALL OTHER
                                                                                     COMPENSATION              COMPENSATION
                                                                                     ------------              ------------
NAME AND PRINCIPAL POSITION                                   FISCAL YEAR       SALARY        BONUS(a)             (b)
---------------------------                                   -----------       ------        --------             ---
Mark D. Christman                                                 1999         $289,909     $1,058,000          $13,848
 President and Chief Executive Officer....................        1998          309,634        970,000           13,348
                                                                  1997          291,110        700,000           12,520
John S. Baxter                                                    1999          226,935        322,000           14,400
 Senior Vice President, Marketing and Sales...............        1998          233,254        296,000           13,900
                                                                  1997          219,516        215,000           12,590
Kenneth H. Wetmore                                                1999          196,932        170,000           14,076
 Vice President, General Counsel and Secretary............        1998          200,080        136,000           13,481
                                                                  1997          190,448        115,000           12,590
Larry E. Elliott                                                  1999          160,403        148,000           13,848
 Vice President, Manufacturing and Engineering............        1998          163,275        136,000           17,446
                                                                  1997          154,160              -           40,179
James P. Schnabel                                                 1999          146,574        148,000           13,632
 Vice President, Development..............................        1998          144,690        136,000           13,132
                                                                  1997          128,688         32,000            7,513

(a) Represent bonus amounts paid in the fiscal years listed but related to prior year performance.

(b) Represents (i) a pension plan contribution equal to 5% of each Named Executive Officer's first $160,000 ($150,000 for 1997) of compensation under the Company's pension plan and (ii) imputed income on life insurance provided by the Company. In 1997, Mr. Elliott also received a moving allowance of $27,662).


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

MANAGEMENT INCENTIVE PLANS

         In connection with the Transactions, the Company and Holding have established (i) a performance bonus pool (the "Performance Bonus Pool"); (ii) a restricted stock plan (the "Restricted Stock Program"); and (iii) a performance share program (the "Performance Share Program"), all of which were designed to retain and reward members of Executive Management. No table describing options granted in the last fiscal year has been included, because neither the Company nor Holding has granted any options to Executive Management in the past fiscal year and no options to Executive Management are currently outstanding.

         Performance Bonus Pool. Each member of Executive Management is eligible to receive a distribution from the Performance Bonus Pool (based upon a calculated EBITDA as defined in the Employment Agreements). Amounts made available by the Company pursuant to the Performance Bonus Pool at the end of each fiscal year are based on the calculated EBITDA of the Company for such fiscal year or the average calculated EBITDA for all fiscal years, whichever is greater (as defined in the Employment Agreements). If calculated EBITDA (which for such purpose will be computed before deducting any fees payable to KECC) is between $14.0 million and $15.0 million as of such fiscal year, then amounts available for distribution pursuant to the Performance Bonus Pool will generally be 5.0% of calculated EBITDA. If calculated EBITDA is more than $15.0 million but not over $16.0 million, then amounts available for distribution pursuant to the Performance Bonus Pool will generally be 7.5% of calculated EBITDA. If calculated EBITDA is more than $16.0 million, then amounts available for distribution pursuant to the Performance Bonus Pool will generally be 10.0% of calculated EBITDA. The Directors, at their discretion, but after consultation with the President, will distribute the Performance Bonus Pool among the members of Executive Management using its discretion; but Mr. Christman, under the terms of his employment agreement, is entitled to receive at least 40% of the Performance Bonus Pool. The Directors are required to distribute the entire amount of the Performance Bonus Pool among some or all members of Executive Management.

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

EMPLOYEES' PENSION PLAN AND EMPLOYEES' SAVINGS PLAN

         The Company's Employees' Pension Plan and Employees' Savings Plan cover substantially all of its employees. Under the Employees' Pension Plan, the Company may make annual contributions to the participants equal to 5% of each participant's compensation up to $160,000 ($150,000 for fiscal year 1997). For the fiscal years ended June 30, 1997, 1998 and 1999, the Company's expense under the Employees' Pension Plan approximated $604,000 $639,000 and $616,000, respectively. The Company does not match contributions made by employees under the Employees' Savings Plan, a 401(k) plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGMENT.

         Holding owns 100% of the issued and outstanding common stock of the Company. As of September 17, 1999, the following entities or persons owned the outstanding Common Stock of Holding as set forth below.


                                            CLASS A COMMON STOCK  CLASS B COMMON STOCK    CLASS C COMMON STOCK  CLASS D COMMON STOCK
                                            --------------------  --------------------    --------------------  --------------------
                                           NUMBER OF  PERCENT OF   NUMBER OF PERCENT OF   NUMBER OF PERCENT OF  NUMBER OF PERCENT OF
                                           SHARES(a)  OWNERSHIP(b) SHARES(c) OWNERSHIP     SHARES    OWNERSHIP    SHARES   OWNERSHIP
                                           ---------  ------------ --------- ---------     ------    ---------    ------   ---------
Key Equity Capital Corporation
127 Public Square, 28th Floor
Cleveland, Ohio 44114-1306(d)(e)             1,550       37.5%       8,405    100.0%           --         --         --         --

Key Equity Partners 97
127 Public Square, 28th Floor
Cleveland, Ohio 44114-1306(e)                   --          --          --         --       3,335      66.7%         --         --

David Given(f)
127 Public Square, 28th Floor
Cleveland, Ohio 44114-1306                   1,550       37.5%       8,405     100.0%       3,335      66.7%         --         --

Executive Management(g)
   Mark D. Christman                         1,010       24.4%          --         --         834      16.7%      4,000      40.0%
   John S. Baxter                              175        4.2%          --         --         267       5.3%      1,800      18.0%
   Kenneth H. Wetmore                          125        3.0%          --         --         133       2.7%      1,000      10.0%
   Ronald A. McMaster, Ph.D.                   150        3.6%          --         --          67       1.3%        500       5.0%
   Diane S. Tymiak                              90        2.2%          --         --         100       1.9%        700       7.0%
   Larry E. Elliot                              35        0.9%          --         --         133       2.7%      1,000      10.0%
   James P. Schnabel                            75        1.8%          --         --         133       2.7%      1,000      10.0%

Key Equity Group(h)                          3,210       77.6%       8,405     100.0%       5,002     100.0%     10,000     100.0%

James M. Papada, III                            25        0.6%          --         --          --         --         --         --
Edmund S. Wright                                25        0.6%          --         --          --         --         --         --

All officers and directors as a group        3,260       78.8%       8,405     100.0%       5,002     100.0%     10,000     100.0%


(a) Does not include shares of Class A Common Stock issuable upon conversion of Class B Common Stock, or following the occurrence of a Conversion Event, Class C Common Stock.

(b) Assumes 877.21 shares of Class A Common Stock issuable pursuant to the Warrants are outstanding.

(c) Does not include shares of Class B Common Stock issuable upon conversion of Class A Common Stock.

(d) KECC is a wholly owned subsidiary of Key Bank, N.A., which is a wholly owned subsidiary of KeyCorp, a bank holding corporation.

(e) Mr. Given is the President and Director of KECC and is a partner of KEP 97. Accordingly, Mr. Given may be deemed to beneficially own the shares owned by KECC and KEP 97. Mr. Given disclaims beneficial ownership of the shares owned by KECC.

(f) Includes all the shares of Class A Common Stock and Class B Common Stock owned by KECC and all the shares of Class C Common Stock owned by KEP 97, because as the President and a Director of KECC and a partner of KEP 97, Mr. Given may be deemed to beneficially own all such shares.

(g) Simultaneously with the consummation of Transactions, Executive Management purchased 1,660 shares of Class A Common Stock on the same terms and conditions as those shares of Class A Common Stock that are purchased by KECC. In addition, Executive Management received 1,667 shares of Class C Common Stock in connection with the Restricted Stock Plan and up to 10,000 shares of Class D Common Stock that may be earned under the Performance Share Program.

(h) The Key Equity Group is comprised of Executive Management, KECC and KEP 97.

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

         Certain Rights of KECC and KEP 97. KECC and KEP 97 have the right, in the future to exercise a right to require Holding to repurchase their shares of Common Stock any time after June 2004. In addition, KECC and KEP 97 also have certain demand registration rights pursuant to which members of Executive Management may also be able to participate.

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

         Upon consummation of the Transactions, the Company entered into an advisory agreement with KECC, pursuant to which KECC consults with the Directors and members of Executive Management on such general business and financial matters as may be requested by the Board of Directors, including: (i) corporate strategy; (ii) budgeting of future corporate investment; and (iii) acquisition and divestiture strategies. In exchange for such services, KECC receives an annual fee of $200,000, payable quarterly in arrears. Effective October 1, 1998, this fee was adjusted to $150,000.

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

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

         (a) (1) Financial Statements:

              See Index to Consolidated Financial Statements on page 25 included herein.

         (a) (2) Financial Statement Schedule:

              Schedule II--Valuation and Qualifying Accounts on page S-1.

              All other schedules are omitted as the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information is presented in the consolidated financial statements or related notes.

         (a) (3) Exhibits:

              2.1(a)       Agreement and Plan of Merger
              2.2(a)       Amendment to Agreement and Plan of Merger
              3.1(a)       Restated Certificate of Incorporation of the
                           Registrant
              3.2(a)       By-laws of the Registrant
              4.1(a)       Indenture (including form of Note)
              4.2(a)       First Supplemental Indenture
              10.1(a)      Financing and Security Agreement between Bank of
                           America, N.A., (f/k/a NationsBank, N.A.) and the
                           Registrant
              10.1.1(b)    Second Amendment to Financing and Security Agreement
                           between Bank of America, N.A., (f/k/a NationsBank,
                           N.A. and the Registrant
              10.1.2(c)    Third Amendment to Financing and Security Agreement
                           between Bank of America, N.A., (f/k/a NationsBank,
                           N.A. and the Registrant
              10.2(a)      Plant and Office Lease
              10.3(a)      Warehouse Lease
              10.4(a)      Advisory Agreement between the Registrant and Key
                           Equity Capital Corporation
              10.5(a)      Form of Exchange Agent Agreement between United
                           States Trust Company of New York and the Registrant
              10.6(a)      Employment Agreement among Glasstech Holding Co., the
                           Registrant and John S. Baxter
              10.7(a)      Employment Agreement among Glasstech Holding Co., the
                           Registrant and Mark D. Christman
              10.8(a)      Employment Agreement among Glasstech Holding Co., the
                           Registrant and Larry E. Elliott
              10.9(a)      Employment Agreement among Glasstech Holding Co., the
                           Registrant and Ronald A. McMaster
              10.10(a)     Employment Agreement among Glasstech Holding Co., the
                           Registrant and James P. Schnabel, Jr.
              10.11(a)     Employment Agreement among Glasstech Holding Co., the
                           Registrant and Diane S. Tymiak
              10.12(a)     Employment Agreement among Glasstech Holding Co., the
                           Registrant and Kenneth H. Wetmore
              10.13(a)     Securities Purchase Agreement between the Registrant,
                           as successor to Glasstech Sub Co., and CIBC Wood
                           Gundy Securities Corp.
              10.14(a)     Registration Rights Agreement between the Registrant,
                           as successor to Glasstech Sub Co., and CIBC Wood
                           Gundy Securities Corp.
              21.1(a)      List of Subsidiaries.
              27.1(c)      Financial Data Schedule

              (a) Incorporated by reference from the Company's Registration
                  Statement on Form S-4 (Registration No. 333-34391) (the "Form S-4") filed on August 26, 1997. Each of the above exhibits has the same exhibit number in the Form S-4.
              (b) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on February 11, 1999.
              (c) Filed herewith.

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

                                        GLASSTECH, INC.

Date:  September 23, 1999                       /s/ Mark D. Christman
                                        ------------------------------------
                                                  MARK D. CHRISTMAN
                                        President and Chief Executive Officer



         PURSUANT TO THE REQUIREMENTS OF SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.


Date:  September 23, 1999                       /s/ Mark D. Christman
                                        ----------------------------------------
                                                  MARK D. CHRISTMAN
                                           Director, President and Chief
                                                  Executive Officer
                                            (Principal Executive Officer)


Date:  September 23, 1999                        /s/ Diane S. Tymiak
                                        ----------------------------------------
                                                   DIANE S. TYMIAK
                                         Vice President, Treasurer and Chief
                                        Financial Officer (Principal Financial
                                               and Accounting Officer)


Date:  September 23, 1999                        /s/ David P. Given
                                        ----------------------------------------
                                                   DAVID P. GIVEN
                                                      Director

Date:  September 23, 1999                          /s/ John LeMay
                                        ----------------------------------------
                                                     JOHN LEMAY
                                                      Director

Date:  September 23, 1999                     /s/ James M. Papada, III
                                        ----------------------------------------
                                                JAMES M. PAPADA, III
                                                      Director

Date:  September 23, 1999                       /s/ Edmund S. Wright
                                        ----------------------------------------
                                                  EDMUND S. WRIGHT
                                                      Director

                                 GLASSTECH, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                               ADDITIONS
                                                CHARGED                BALANCE
                                   BALANCE AT     TO        AMOUNT       AT
                                   BEGINNING   COSTS AND    CHARGED    END OF
        DESCRIPTION                OF PERIOD   EXPENSES       OFF      PERIOD
        -----------                ---------   --------       ---      ------
                                                  (IN THOUSANDS)

Year ended June 30, 1999:
  Allowance for doubtful accounts   $   40   $       --   $       --   $   40
                                    ======   ==========   ==========   ======

  Accrued contract costs            $2,382   $    1,694   $    3,281   $  795
                                    ======   ==========   ==========   ======



Year ended June 30, 1998:
Allowance for doubtful accounts     $  141   $     (101)  $       --   $   40
                                    ======   ==========   ==========   ======

  Accrued contract costs            $3,780   $    1,717   $    3,115   $2,382
                                    ======   ==========   ==========   ======



Year ended June 30, 1997:
Allowance for doubtful accounts     $  178   $      (37)  $       --   $  141
                                    ======   ==========   ==========   ======

Accrued contract costs              $2,701   $    3,364   $    2,285   $3,780
                                    ======   ==========   ==========   ======


                                  EXHIBIT INDEX


              2.1(a)       Agreement and Plan of Merger
              2.2(a)       Amendment to Agreement and Plan of Merger
              3.1(a)       Restated Certificate of Incorporation of the
                           Registrant
              3.2(a)       By-laws of the Registrant
              4.1(a)       Indenture (including form of Note)
              4.2(a)       First Supplemental Indenture
              10.1(a)      Financing and Security Agreement between Bank of
                           America, N.A., (f/k/a NationsBank, N.A.) and the
                           Registrant
              10.1.1(b)    Second Amendment to Financing and Security Agreement
                           between Bank of America, N.A., (f/k/a NationsBank,
                           N.A. and the Registrant
              10.1.2(c)    Third Amendment to Financing and Security Agreement
                           between Bank of America, N.A., (f/k/a NationsBank,
                           N.A. and the Registrant
              10.2(a)      Plant and Office Lease
              10.3(a)      Warehouse Lease
              10.4(a)      Advisory Agreement between the Registrant and Key
                           Equity Capital Corporation
              10.5(a)      Form of Exchange Agent Agreement between United
                           States Trust Company of New York and the Registrant
              10.6(a)      Employment Agreement among Glasstech Holding Co., the
                           Registrant and John S. Baxter
              10.7(a)      Employment Agreement among Glasstech Holding Co., the
                           Registrant and Mark D. Christman
              10.8(a)      Employment Agreement among Glasstech Holding Co., the
                           Registrant and Larry E. Elliott
              10.9(a)      Employment Agreement among Glasstech Holding Co., the
                           Registrant and Ronald A. McMaster
              10.10(a)     Employment Agreement among Glasstech Holding Co., the
                           Registrant and James P. Schnabel, Jr.
              10.11(a)     Employment Agreement among Glasstech Holding Co., the
                           Registrant and Diane S. Tymiak
              10.12(a)     Employment Agreement among Glasstech Holding Co., the
                           Registrant and Kenneth H. Wetmore
              10.13(a)     Securities Purchase Agreement between the Registrant,
                           as successor to Glasstech Sub Co., and CIBC Wood
                           Gundy Securities Corp.
              10.14(a)     Registration Rights Agreement between the Registrant,
                           as successor to Glasstech Sub Co., and CIBC Wood
                           Gundy Securities Corp.
              21.1(a)      List of Subsidiaries.
              27.1(c)      Financial Data Schedule

              (a) Incorporated by reference from the Company's Registration
                  Statement on Form S-4 (Registration No. 333-34391) (the "Form S-4") filed on August 26, 1997. Each of the above exhibits has the same exhibit number in the Form S-4.
              (b) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on February 11, 1999.
              (c) Filed herewith.