Form 10-Q
period 1999-09-30
GLASSTECH INC
filed 1999-11-12
CIK 857565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Quarter Ended September 30, 1999

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

GLASSTECH, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-32185-01	13-3440225

(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification No.)

Ampoint Industrial Park, 995 Fourth Street, Perrysburg, Ohio	43551

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (419)-661-9500

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares common stock, $.01 par value as of November 5, 1999 was 1,000.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

      The condensed consolidated financial statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements. Accordingly they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Annual Report on Form 10-K for the fiscal year ended June 30, 1999, as filed with the Securities and Exchange Commission on September 23, 1999. The interim results of operations are not necessarily indicative of results for the entire year.

GLASSTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 1999	June 30, 1999

Assets

Current assets:

Cash and cash equivalents	$4,100	$8,661

Accounts receivable:

Contracts:

Uncompleted, including unbilled amounts of $2,912 and $1,430	5,761	3,602

Completed	741	459

Trade, less allowance of $40 for doubtful accounts	1,518	1,469

	8,020	5,530

Inventory:

Replacement and service parts	2,114	1,999

Furnace contracts and other	689	1,368

	2,803	3,367

Prepaid expenses	477	350

Total current assets	15,400	17,908

Property, plant and equipment, net	6,449	6,789

Other assets:

Patents, less accumulated amortization of $3,886 and $3,454	14,397	14,829

Goodwill, less accumulated amortization of $5,774 and $5,145	44,651	45,280

Deferred financing costs and other	3,683	3,856

Total other assets	62,731	63,965

	$84,580	$88,662

Liabilities and shareholder’s equity

Current liabilities:

Accounts payable	$1,709	$1,710

Billings in excess of costs and estimated earnings on uncompleted contracts	4,301	3,250

Accrued liabilities:

Interest	2,231	4,462

Salaries and wages	1,427	1,702

Contract costs	899	795

Other	1,109	1,094

	5,666	8,053

Total current liabilities	11,676	13,013

Long-term debt	69,491	69,464

Nonpension postretirement obligation	428	422

Shareholder’s equity:

Common stock $.01 par value; 1,000 shares authorized, issued and outstanding	—	—

Additional capital	15,750	15,750

Shareholder’s basis reduction	(4,028)	(4,028)

Deficit	(8,737)	(5,959)

Total shareholder’s equity	2,985	5,763

	$84,580	$88,662

See accompanying notes.

GLASSTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,

	1999	1998

Net revenue	$9,194	$15,826

Cost of goods sold	5,774	9,752

Gross profit	3,420	6,074

Selling, general and administrative expenses	1,807	2,497

Research and development expenses	953	967

Amortization expense	1,061	1,061

Operating (loss) profit	(401)	1,549

Interest expense	(2,417)	(2,417)

Other income – net	40	136

Net loss	$(2,778)	$(732)

See accompanying notes.

GLASSTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Dollars in thousands)
(Unaudited)

				Shareholder's
	Common Stock		Additional	Basis
	Shares	Amount	Capital	Reduction	Deficit	Total

Issuance of common stock	1	$–	$15,750	$—	$—	$15,750

Shareholder’s basis reduction				(4,028)		(4,028)

Net income					(5,959)	(5,959)

Balance, June 30, 1999	1	–	15,750	(4,028)	(5,959)	5,763

Net loss					(2,778)	(2,778)

Balance, September 30, 1999	1	$–	$15,750	$(4,028)	$(8,737)	$2,985

See accompanying notes.

GLASSTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months Ended
	September 30,

	1999	1998

Operating activities

Net loss	$(2,778)	$(732)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,577	1,625

Nonpension postretirement benefit obligation expense in excess of payments	6	4

Accretion of debt discount	27	27

Changes in assets and liabilities affecting operations:

Accounts receivable	(2,490)	(2,414)

Inventory	564	(308)

Prepaid expenses	(127)	(268)

Accounts payable	(1)	(1,385)

Billings in excess of costs and estimated earnings on uncompleted contracts	1,051	4,324

Accrued liabilities	(2,387)	(4,323)

Net cash used in operating activities	(4,558)	(3,450)

Investing activities

Additions to property, plant and equipment	(17)	(11)

Other	—	3

Net cash used in investing activities	(17)	(8)

Financing activities

Other	14	(31)

Net cash provided by (used in) financing activities	14	(31)

Decrease in cash and cash equivalents	(4,561)	(3,489)

Cash and cash equivalents at beginning of period	8,661	13,121

Cash and cash equivalents at end of period	$4,100	$9,632

Supplemental disclosure of cash flow information:

Cash paid (received) during the period for the following:

Interest	$4,463	$4,463

Income taxes	$(21)	$-

See accompanying notes.

GLASSTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1.   Background and Basis of Presentation

      Effective July 2, 1997, Glasstech, Inc. (the “Company”) was acquired by Glasstech Holding Co. (“Holding”) (the “Transaction”). In connection with the Transaction, Holding, a holding company formed for the purpose of completing the Transaction, formed a wholly owned subsidiary, Glasstech Sub Co. (“Sub Co.”) which acquired all of the outstanding stock of the Company. Subsequently, Sub Co. was merged into the Company. Holding has no significant activities other than its investment in the Company. The acquisition was accounted for under the purchase method of accounting for financial reporting purposes and the purchase price was allocated to the underlying net assets acquired. The Transaction resulted in the Company having substantial goodwill and increased debt.

      In connection with accounting for the Transaction, the Company applied the provisions of Emerging Issues Task Force Issue 88-16 (EITF 88-16), whereby the carryover equity interests of certain shareholders from the “Predecessor Company” (the Company prior to the transaction) to the “Successor Company” (the Company subsequent to the Transaction) were recorded at their predecessor basis. As a result, shareholder’s equity of the Successor Company was reduced by $4,028 with a corresponding reduction to the value of goodwill acquired.

      The condensed consolidated balance sheet as of June 30, 1999 has been derived from the audited consolidated financial statements at that date but, does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.   Notes Payable and Long-Term Debt

      In connection with the Transaction, the Company issued $70,000 of 12 3/4% Senior Notes due 2004 (the “Old Notes”) in a private offering exempt from registration under the Securities Act of 1933, as amended (the “1933 Act”). The offering of the Old Notes was also structured to permit resales under Rule 144A of the 1933 Act. In connection with the issuance of the Old Notes, the Company received from Holding warrants to purchase 877 shares of common stock of Holding valued at $750. These warrants were issued to the initial purchasers of the Old Notes. On December 2, 1997, the Company consummated an exchange offer (the “Exchange Offer”) of its $70,000 Series B 12 3/4% Senior Notes Due 2004 (the “New Notes”), which were registered under the 1933 Act, for the Old Notes. The terms of the New Notes are substantially identical to the terms of the Old Notes and as used herein, will be referred to as the “Senior Notes.” Interest on the Senior Notes is payable semi-annually on each January 1 and July 1 beginning January 1, 1998. The terms of the Senior Notes do not require any scheduled principal payments prior to maturity.

      The Company also entered into a revolving credit facility (the “Credit Facility”) in connection with the Transaction. The Credit Facility provides for borrowings up to $10,000 (including standby letters of credit), subject to a borrowing base of certain qualifying assets, and provides for interest on outstanding borrowings at the LIBOR rate plus 2.5%, payable semi-annually. At September 30, 1999, the Company had no outstanding borrowings under the Credit Facility and the borrowing base approximated $6,800. The Credit Facility is available to fund working capital requirements as needed, secure standby letters of credit, which totaled $100 at September 30, 1999 and is secured by substantially all of the assets of the Company.

      The Senior Notes and Credit Facility contain numerous financial and other covenants which include the maintenance of certain levels of earnings as defined, restrictions on the payment of dividends and additional indebtedness as well as other types of business activities and investments. The Company believes that it is in material compliance with all such covenants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

      Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section and the attached financial statements, in the Company’s press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating the Company’s performance and industry trends. The achievement of projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results and events may differ materially from those that were projected, forecasted or estimated. Applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as matters that are specific to the Company and the markets it serves.

      General risks that may impact the achievement of such forecasts include: compliance with new laws and regulations; significant raw material price fluctuations; currency exchange rate fluctuations; business cycles; and political uncertainties. Specific risks to the Company include the risk of recession in the international markets and industries in which its products are sold; the concentration of a significant portion of the Company’s revenues from customers whose equipment needs are located in the Asia-Pacific region (Australia, China, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, and Thailand); the concentration of a substantial percentage of the Company’s sales with a few major customers, several of whom have significant manufacturing presence in the Asia-Pacific region; the timing of new system orders and the timing of payments due on such orders; changes in installation schedules, which could lead to deferral of progress payments or unanticipated production costs; new or emerging technologies from current competitors, customers’ in-house engineering departments and others; competition from current competitors, customers’ in-house engineering departments and others; and the emergence of a substitute for glass. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company’s plans and objectives will be achieved.

      The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, as filed with the Securities and Exchange Commission on September 23, 1999. The interim results of operations, historical results and percentage relationships set forth in this MD&A section and the financial statements, including trends that might appear, should not be taken as indicative of future operations.

General Overview

      The Company designs and assembles glass bending and tempering (i.e., strengthening) systems which are used by glass manufacturers and processors in the conversion of flat glass into safety glass. Systems are sold worldwide, primarily to automotive glass manufacturers and processors and, to a lesser extent, to architectural glass manufacturers and processors. Revenues generated by the sale of new systems are referred to below as “Original Equipment.”

      The Company has an installed base of approximately 400 systems in 45 countries on six continents. As a result of its installed base and the relatively long useful life of a system, the Company also engages in sales of aftermarket products and services (retrofit of systems with upgrades, tooling used to shape glass parts, replacement parts and technical services). Revenues generated by these types of products are referred to below as “Aftermarket.”

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

Selling Expenses

      The Company maintains an in-house sales staff and uses the services of commissioned agents around the world for the sale of Original Equipment and Aftermarket products and services. In addition, the Company maintains a sales and engineering support office in the United Kingdom. The substantial majority of the Company’s Original Equipment is sold directly to the largest glass manufacturers and processors in the world or their affiliates.

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

Results of Operations

      The following table sets forth the amounts and the percentage of total net revenue for certain revenue and expense items for the periods indicated:

	Three months Ended
	September 30,

	1999		1998

Net revenue (a)
Original Equipment	$5,360	58.3%	$9,643	60.9%

Aftermarket	3,834	41.7	6,183	39.1

Total net revenue	9,194	100.0	15,826	100.0

Cost of goods sold (a)	5,774	62.8	9,752	61.6

Gross profit	3,420	37.2	6,074	38.4

Selling, general and administrative	1,807	19.7	2,497	15.8

Research and development expense	953	10.4	967	6.1

Amortization expense (b)	1,061	11.5	1,061	6.7

Operating profit	$(401)	(4.4)%	$1,549	9.8%

Amortization expense (b)	1,061	11.5	1,061	6.7

Depreciation expense	356	3.9	405	2.6

EBITDA	$1,016	11.0%	$3,015	19.1%

(a)	Contract revenues and cost of goods sold are recognized on a percentage completion basis measured by the percentage of costs incurred to the estimated total costs of each contract.

(b)	Amortization expense excludes the amortization of deferred financing costs, which is included with interest expense.

Three months Ended September 30, 1999 compared with the Three months Ended September 30, 1998

      Net revenue for the three months ended September 30, 1999 decreased $6,632, or 41.9%, to $9,194 from $15,826 for the three months ended September 30, 1998. Original Equipment revenue decreased $4,283, or 44.4%, to $5,360 for the three months ended September 30, 1999 compared to $9,643 for the three months ended September 30, 1998. This decrease in Original Equipment revenue was the result of lower new contract signings for Original Equipment in fiscal 1999 and an ensuing lower backlog at June 30, 1999 of $12,141 which was due to the continuing economic difficulties in the Asia-Pacific and other foreign regions. Aftermarket revenue decreased $2,349, or 38.0% to $3,834 for the three months ended September 30, 1999 from $6,183 for the three months ended September 30, 1998. The decrease in aftermarket revenue was primarily the result of a decline in retrofit revenue. Retrofit revenue fluctuates based on customer demand and is influenced by a variety of factors, including economic conditions and the customers’ retrofit schedules. New contract signings of approximately $20 million for the three months ended September 30, 1999 did not materially impact revenue for the period but did increase backlog 91.0% to $23,188 at September 30, 1999.

      Historically a significant portion of the Company’s net revenue is generated from customers outside the United States. However, for the three months ended September 30, 1999, Original Equipment revenue from foreign customers declined to $1,771 (33.0% of total Original Equipment revenue) as compared to $4,396 (45.6% of total Original Equipment revenue) for the three months ended September 30, 1998. For the three months ended September 30, 1999 and 1998 approximately 15.1% and 23.5%, respectively, of the Company’s net revenue was derived from sales of products to customers located in the Asia-Pacific region. The percentage of aftermarket revenue from foreign customers decreased to 50.7% of total aftermarket revenue for the three months ended September 30, 1999 compared to 71.6% for the three months ended September 30, 1998. The portion of the Company’s net revenue generated from customers outside the United States can fluctuate from time to time depending on location of contract signings.

      Gross profit decreased $2,654, or 43.7%, to $3,420 for the three months ended September 30, 1999 as compared to $6,074 for the three months ended September 30, 1998. The gross margin decreased to 37.2% from 38.4%. While the

Company continues to reduce and minimize its production costs (including factory overhead) gross margins have decreased, in part, as a result of fixed factory overhead being applied to lower production volume.

      Selling, general and administrative expenses decreased $690, or 27.6%, to $1,807 for the three months ended September 30, 1999 as compared to $2,497 for the three months ended September 30, 1998. This decrease was primarily the result of lower incentive compensation costs due to decreased earnings and other cost containment measures implemented, including workforce reductions.

      Research and development expenses were $953 for the three months ended September 30, 1999 as compared to $967 for the three months ended September 30, 1998.

      Operating profit decreased $1,950 to ($401) for the three months ended September 30, 1999 as compared to $1,549 for the three months ended September 30, 1998. Operating profit as a percentage of revenue, was (4.4%) for the three months ended September 30, 1999 and 9.8% for the three months ended September 30, 1998. The decrease in operating profit was the result of the decline in gross profit partially offset by the decrease in selling, general and administrative expenses.

      No income tax expense or benefit has been provided in the three months ended September 30, 1999 and 1998 due to the recorded loss and the uncertainty related to the future realization of such amounts.

      Net loss was $2,778 for the three months ended September 30, 1999 compared to a net loss of $732 for the three months ended September 30, 1998. The net loss was the result of the decline in operating profit.

      EBITDA, which is defined as operating profit plus depreciation and amortization, was $1,016 for the three months ended September 30, 1999 compared to $3,015 for the three months ended September 30, 1998. The decrease in EBITDA was the result of the decline in operating profit.

Liquidity and Capital Resources

      The Company’s liquidity and capital resources were significantly impacted by the Transaction. The Company’s primary sources of liquidity are funds provided by operations and amounts available under the Credit Facility. The Senior Notes do not require any principal payments prior to maturity. The Credit Facility provides for borrowings up to $10,000 (including standby letters of credit), subject to a borrowing base of certain qualifying assets. At September 30, 1999, the Company had no outstanding borrowings under the Credit Facility and the borrowing base approximated $6,800. The Credit Facility is available to fund working capital requirements as needed, secure standby letters of credit, which totaled $100 at September 30, 1999 and is secured by substantially all of the assets of the Company. The Company is in compliance with all material covenants in the Senior Notes and Credit Facility as amended.

      Net cash provided by operating activities can vary significantly from quarter to quarter due to the number of new system signings and the amount and timing of new system payments. In most instances, progress payments on new system orders are invoiced or received in advance of revenue recognition. When progress payments are invoiced or received in advance of such revenue recognition, the Company increases current liabilities represented by its billings in excess of costs and estimated earnings on uncompleted contracts. When the revenue is earned, the Company recognizes the revenue and reduces the billings in excess of costs and estimated earnings on uncompleted contract balances. Net cash used in operating activities for the three months ended September 30, 1999 was $4,558 whereas for the three months ended September 30, 1998, net cash used in operating activities was $3,450. This increase in net cash used in operating activities for the three months ended September 30, 1999 was due in part to a lower backlog at June 30, 1999 and the timing of payments for new system signings in the three months ended September 30, 1999.

      The Company has a backlog (on a percentage of completion basis) at September 30, 1999 of $23,188 as compared to $12,141 at June 30, 1999. The Company expects to complete this backlog within the next twelve months.

      Capital expenditures, including demonstration furnaces classified as fixed assets, were $17 for the three months ended September 30, 1999 and $11 for the three months ended September 30, 1998. Also during the first quarter of fiscal 1999 certain non-contract furnace inventory, with a value of $1,271, was transferred to demonstration furnaces. Future capital expenditures, excluding demonstration furnaces, used to replace or improve operating equipment and facilities are estimated to be less than $1,000 for the year. In addition, the Company intends to make periodic replacements and improvements on demonstration furnaces, which are used for customer demonstrations and research and development purposes. Demonstration furnaces, which outlive their usefulness for customer demonstrations or research and development purposes, or both, may be refurbished and sold or put to other applicable uses.

      As of June 30, 1999, the Company had net operating loss (“NOL”) carryforwards for regular and alternative minimum tax purposes of approximately $43,094 and $39,729, respectively, which expire in the years 2009 through 2014. These NOL’s are subject to annual usage limitations.

      Management believes that internally generated funds, together with amounts available under the Credit Facility, will be sufficient to satisfy the Company’s operating cash and capital expenditure requirements, make required payments under the Credit Facility and make scheduled interest payments on the Senior Notes. However, the ability of the Company to satisfy its obligations will ultimately be dependent upon the Company’s future operating and financial performance, including increasing contract signings, and upon its ability to renew or refinance borrowings or to raise additional equity capital as necessary. The Company’s business is subject to rapid fluctuations due to changes in the world markets for the end products produced by its equipment (largely in the cyclical markets of automobiles and construction), currency fluctuations, the local economies of those countries where users and potential users of the Company’s equipment are located, geopolitical events and other macroeconomic forces largely beyond the ability of the Company to predict or control. Except as discussed below, management is not currently aware of any trends, demands, commitments or uncertainties which will or which are reasonably likely to result in a material change in the Company’s liquidity.

      During fiscal 1998, 1999, and for the three months ended September 30, 1999 approximately 39.7%, 28.1%, and 15.1% of the Company’s net revenue was derived from sales of products to customers located in the Asia-Pacific region (Australia, China, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, and Thailand). Given the continuing significant economic uncertainties facing this region, and the impact of those uncertainties on customers’ capital expenditure plans and local demand for the products manufactured by the Company’s customers in that region, the Company cannot predict with any degree of certainty what final impact the economic issues facing the Asia-Pacific region will ultimately have on the Company’s future contract signings.

      Management believes the current economic uncertainties in the Asia-Pacific region indicate that the timing of orders for the Company’s products from this region may continue to be adversely affected in fiscal 2000. However, the impact of this situation on fiscal 2000 financial performance may be mitigated by offsetting equipment sales to customers in other regions of the world. Given the inherent difficulty in predicting with certainty the timing of contract signings and geographic areas into which equipment will be delivered in fiscal 2000 and beyond, the ultimate severity of the impact of this situation on the Company’s financial performance in fiscal 2000 and beyond is impossible to predict. The Company will continue to monitor the situation in the Asia-Pacific region. Notwithstanding the current economic conditions in the Asia-Pacific region, the Company believes that given world demographics and long term economic trends, the Asia-Pacific region will continue to represent a significant market for the Company’s products and it intends to continue its presence in this area.

Year 2000 Compliance

      Since March, 1998, the Company has had a committee reviewing issues and problems relating to potential year 2000 problems which may arise because computers, software and firmware programs, applications and information technology systems (the “IT Systems”) and items with embedded microchips (the “Non-IT Systems” and, together with the IT Systems, the “Systems”) only utilize two digits to refer to a year. The

Company has recognized that this year 2000 problem, may cause many of the Systems to fail or perform incorrectly because they will not properly recognize a year that begins with “20” instead of the familiar “19.” If a computer system or software application used by the Company or by a third party dealing with the Company fails because of the inability of the system to properly read the year “2000,” this failure could have a material adverse effect on the Company.

      The Company’s review and assessment of the year 2000 problem has focused on four primary areas: (i) the Systems and their relationship to the Company’s operations, (ii) Glasstech systems currently being used by the Company’s customers and currently being sold by the Company, (iii) compliance by the Company’s 47 largest suppliers, and (iv) compliance by the suppliers of the Company’s building and utility systems. The Company has not incurred, and does not anticipate incurring, material costs related to year 2000 compliance.

The Systems

      The Company has completed its review of the Systems, including both the IT Systems and the Non-IT Systems. In reviewing the Systems, the Company found that some of them were not year 2000 compliant. The Company has purchased and installed upgraded versions of the IT Systems, including the software programs used for financial reporting, purchasing, order entry, payroll and product design/development that the Company has been assured are year 2000 compliant by the vendors of those programs. The majority of these upgrades were installed by December 1998 with the final upgrade completed in October 1999. The Company believes that, with the exception of one of its computer-aided design (“CAD”) systems, its manufacturing and design operations are year 2000 compliant. The Company has completed its review of the non-compliant CAD system and is expected to have an upgraded version operational during November 1999.

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

Suppliers

      The Company has completed a program to determine the year 2000 compliance efforts of its equipment and raw materials suppliers. The Company sent out questionnaires to its 47 largest suppliers and the Company has received responses from all of these suppliers. This program has not revealed any material problems. Unfortunately, the Company cannot fully control the conduct of its suppliers, and there can be no guarantee year 2000 problems originating with a supplier will not occur. The Company believes that it has made adequate arrangements with backup suppliers to avoid any material adverse effect that would occur if one of its primary suppliers were unable to fill the Company’s orders for any reason, including as a result of year 2000 problems.

Building and Utility Suppliers

      The Company has completed reviews of its building and utility systems (gas, electrical, telephone, etc.) for the impact of the year 2000 problem. These suppliers have stated they are year 2000 compliant. If the Company did not receive utility service from certain of these suppliers, the Company may be unable to produce Glasstech systems or take orders for new systems. While the Company continues working diligently with all of its utility suppliers and has no reason to expect that they will not be able to provide service after the year 2000, there can be no assurance that these suppliers will be able to meet the Company’s requirements. In the case of these suppliers, an acceptable contingency plan has not yet been developed. Because of the nature of these suppliers and the fact that they are often the only suppliers of a given service available in the Company’s geographic region, management believes that it may prove impossible to develop an acceptable contingency plan for certain of the building and utility systems. The failure of any such supplier to fully remediate its systems for year 2000 compliance could cause a shut down of the Company’s manufacturing and design facility, which could impact the Company’s ability to meet its obligations to supply Glasstech systems to its customers and could have a material adverse affect on the Company.

PART II — OTHER INFORMATION

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1(a)	Agreement and Plan of Merger

2.2(a)	Amendment to Agreement and Plan of Merger

3.1(a)	Restated Certificate of Incorporation of the Registrant

3.2(a)	By-laws of the Registrant

4.1(a)	Indenture (including form of Note)

4.2(a)	First Supplemental Indenture

10.1(a)	Financing and Security Agreement between Bank of America, N.A. (f/k/a NationsBank, N.A.) and the Registrant

10.1.1(b)	Second Amendment to Financing and Security Agreement between Bank of America, N.A. (f/k/a NationsBank N.A.) and the Registrant

10.1.2(c)	Third Amendment to Financing and Security Agreement between Bank of America, N.A. (f/k/a NationsBank N.A.) and the Registrant

10.2(a)	Plant and Office Lease

10.3(a)	Warehouse Lease

10.4(a)	Advisory Agreement between the Registrant and Key Equity Capital Corporation

10.5(a)	Form of Exchange Agent Agreement between United States Trust Company of New York and the Registrant

10.6(a)	Employment Agreement among Glasstech Holding Co., the Registrant and John S. Baxter

10.7(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Mark D. Christman

10.8(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Larry E. Elliott

10.9(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Ronald A. McMaster

10.10(a)	Employment Agreement among Glasstech Holding Co., the Registrant and James P. Schnabel, Jr.

10.11(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Diane S. Tymiak

10.12(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Kenneth H. Wetmore

10.13(a)	Securities Purchase Agreement between the Registrant, as successor to Glasstech Sub Co., and CIBC Wood Gundy Securities Corp.

10.14(a)	Registration Rights Agreement between the Registrant, as successor to Glasstech Sub Co., and CIBC Wood Gundy Securities Corp.

27.1(d)	Financial Data Schedule

(a)	Incorporated by reference from the Company’s Registration Statement on Form S-4 (Registration No. 333-34391) (the “Form S-4”) filed on August 26, 1997. Each of the above exhibits has the same exhibit number in the Form S-4.
(b)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 using the same exhibit number as above.
(c)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended June 30, 1999 using the same exhibit number as above.
(d)	Filed herewith.

(b) No reports on Form 8-K were filed during the fiscal quarter covered by this report.

ITEM 7(a). MARKET RISK EXPOSURES

      Based on the Company’s current operations and business practices, the Company does not believe that it has any significant exposure to interest rate, foreign currency, commodity price, or equity price market risks.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSTECH, INC., a Delaware Corporation

Date: November 12, 1999	/s/ Mark D. Christman

Mark D. Christman President and Chief Executive Officer

/s/ Diane S. Tymiak

Diane S. Tymiak Vice President and Chief Financial Officer (Principal Accounting Officer)