Form 10-Q
period 1999-12-31
GLASSTECH INC
filed 2000-02-10
CIK 857565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      (Mark one)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Fiscal Quarter Ended December 31, 1999

or

      [ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

GLASSTECH, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-32185-01 (Commission file number)	13-3440225 (IRS Employer Identification No.)

Ampoint Industrial Park, 995 Fourth Street, Perrysburg, Ohio (Address of principal executive offices)	43551 (Zip Code)

Registrant’s telephone number, including area code:	(419)-661-9500

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

      The number of shares of common stock, $.01 par value, outstanding as of February 4, 2000 was 1,000.

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

GLASSTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	December 31, 1999	June 30, 1999

Assets

Current assets:

Cash and cash equivalents	$8,800	$8,661

Accounts receivable:

Contracts:

Uncompleted, including unbilled amounts of $675 and $1,430	2,420	3,602

Completed	1,993	459

Trade, less allowance of $40 for doubtful accounts	1,705	1,469

	6,118	5,530

Inventory:

Replacement and service parts	2,057	1,999

Furnace contracts and other	697	1,368

	2,754	3,367

Prepaid expenses	433	350

Total current assets	18,105	17,908

Property, plant and equipment, net	6,129	6,789

Other assets:

Patents, less accumulated amortization of $4,317 and $3,454	13,965	14,829

Goodwill, less accumulated amortization of $6,403 and $5,145	44,022	45,280

Deferred financing costs and other	3,524	3,856

Total other assets	61,511	63,965

	$85,745	$88,662

Liabilities and shareholder’s equity

Current liabilities:

Accounts payable	$1,805	$1,710

Billings in excess of costs and estimated earnings on uncompleted contracts	4,500	3,250

Accrued liabilities:

Interest	4,462	4,462

Salaries and wages	1,157	1,702

Contract costs	1,297	795

Other	1,300	1,094

	8,216	8,053

Total current liabilities	14,521	13,013

Long-term debt	69,518	69,464

Nonpension postretirement obligation	434	422

Shareholder’s equity:

Common stock $.01 par value; 1,000 shares authorized, issued and outstanding	—	—

Additional capital	15,750	15,750

Shareholder’s basis reduction	(4,028)	(4,028)

Deficit	(10,450)	(5,959)

Total shareholder’s equity	1,272	5,763

	$85,745	$88,662

      See accompanying notes.

GLASSTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	1999	1998	1999	1998

Net revenue	$11,956	$14,433	$21,150	$30,259

Cost of goods sold	7,525	9,153	13,299	18,905

Gross profit	4,431	5,280	7,851	11,354

Selling, general and administrative expenses	1,826	2,313	3,633	4,810

Research and development expenses	895	915	1,848	1,882

Amortization expense	1,060	1,060	2,121	2,121

Operating profit	650	992	249	2,541

Interest expense	(2,417)	(2,417)	(4,834)	(4,834)

Other income – net	54	99	94	235

Net loss	$(1,713)	$(1,326)	$(4,491)	$(2,058)

See accompanying notes.

GLASSTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock			Shareholder's
			Additional	Basis
	Shares	Amount	Capital	Reduction	Deficit	Total

Balance, June 30, 1998	1	$–	$15,750	$(4,028)	$823	$12,545

Net income					(6,782)	(6,782)

Balance, June 30, 1999	1	–	15,750	(4,028)	(5,959)	5,763

Net loss					(4,491)	(4,491)

Balance, December 31, 1999	1	$–	$15,750	$(4,028)	$(10,450)	$1,272

See accompanying notes.

GLASSTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months Ended
	December 31,

	1999	1998

Operating activities

Net loss	$(4,491)	$(2,058)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	3,153	3,251

Nonpension postretirement benefit obligation expense in excess of payments	12	9

Accretion of debt discount	54	54

Changes in assets and liabilities affecting operations:

Accounts receivable	(588)	(792)

Inventory	613	(935)

Prepaid expenses	(83)	(175)

Accounts payable	95	(1,645)

Billings in excess of costs and estimated earnings on uncompleted contracts	1,250	(103)

Accrued liabilities	163	(2,673)

Net cash provided by (used in) operating activities	178	(5,067)

Investing activities

Additions to property, plant and equipment	(56)	(25)

Other	—	(27)

Net cash used in investing activities	(56)	(52)

Financing activities

Other	17	—

Net cash provided by financing activities	17	—

Increase (decrease) in cash and cash equivalents	139	(5,119)

Cash and cash equivalents at beginning of period	8,661	13,121

Cash and cash equivalents at end of period	$8,800	$8,002

Supplemental disclosure of cash flow information:

Cash paid (received) during the period for the following:

Interest	$4,463	$4,463

Income taxes	$(21)	$21

See accompanying notes.

GLASSTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1. Background and Basis of Presentation

      Effective July 2, 1997, Glasstech, Inc. (the “Company”) was acquired by Glasstech Holding Co. (“Holding”) (the “Transaction”). In connection with the Transaction, Holding, a holding company formed for the purpose of completing the Transaction, formed a wholly owned subsidiary, Glasstech Sub Co. (“Sub Co.”) which acquired all of the outstanding stock of the Company. Subsequently, Sub Co. was merged into the Company. Holding conducts no significant activities other than managing its investment in the Company. The acquisition was accounted for under the purchase method of accounting for financial reporting purposes and the purchase price was allocated to the underlying net assets acquired. The Transaction resulted in the Company having substantial goodwill and increased debt.

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

      The Company also entered into a revolving credit facility (the “Credit Facility”) in connection with the Transaction. The Credit Facility provides for borrowings up to $10,000 (including standby letters of credit), subject to a borrowing base of certain qualifying assets, and provides for interest on outstanding borrowings at the LIBOR rate plus 2.5%, payable semi-annually. At December 31, 1999, the Company had no outstanding borrowings under the Credit Facility and the borrowing base approximated $8,100. The Credit Facility is available to fund working capital requirements as needed, secure standby letters of credit, which totaled $182 at December 31, 1999, and is secured by substantially all of the assets of the Company.

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

Results of Operations

      The following table sets forth the amounts and the percentage of total net revenue for certain revenue and expense items for the periods indicated:

	Three months Ended				Six months Ended
	December 31,				December 30,

	1999		1998		1999		1998

Net revenue (a)

Original Equipment	$6,552	54.8%	$9,652	66.9%	$11,912	56.3%	$19,295	63.8%

Aftermarket	5,404	45.2	4,781	33.1	9,238	43.7	10,964	36.2

Total net revenue	11,956	100.0	14,433	100.0	21,150	100.0	30,259	100.0

Cost of goods sold (a)	7,525	62.9	9,153	63.4	13,299	62.9	18,905	62.5

Gross profit	4,431	37.1	5,280	36.6	7,851	37.1	11,354	37.5

Selling, general and administrative	1,826	15.3	2,313	16.0	3,633	17.2	4,810	15.9

Research and development expense	895	7.5	915	6.4	1,848	8.7	1,882	6.2

Amortization expense (b)	1,060	8.9	1,060	7.3	2,121	10.0	2,121	7.0

Operating profit	$650	5.4%	$992	6.9%	$249	1.2%	$2,541	8.4%

Amortization expense (b)	1,060	8.9	1,060	7.3	2,121	10.0	2,121	7.0

Depreciation expense	357	3.0	406	2.8	713	3.4	811	2.7

EBITDA	$2,067	17.3%	$2,458	17.0%	$3,083	14.6%	$5,473	18.1%

(a)	Contract revenues and cost of goods sold are recognized on a percentage completion basis measured by the percentage of costs incurred to the estimated total costs of each contract.

(b)	Amortization expense excludes the amortization of deferred financing costs, which is included with interest expense.

Three months Ended December 31, 1999 compared with the Three months Ended December 31, 1998

      Net revenue for the three months ended December 31, 1999 decreased $2,477, or 17.2%, to $11,956 from $14,433 for the three months ended December 31, 1998. Original Equipment revenue decreased $3,100, or 32.1%, to $6,552 for the three months ended December 31, 1999 compared to $9,652 for the three months ended December 31, 1998. This decrease in Original Equipment revenue was the result of lower new contract signings for Original Equipment in fiscal 1999, which resulted in the lower backlog at June 30, 1999 of $12,141. The lower new contract signings in fiscal 1999 were due to the continuing economic difficulties in the Asia-Pacific and other foreign regions. Aftermarket revenue increased $623 or 13.0% to $5,404 for the three months ended December 31, 1999 from $4,781 for the three months ended December 31, 1998. The increase in aftermarket revenue was primarily the result of an increase in tooling and replacement parts revenue partially offset by a decline in retrofit revenue. Tooling and retrofit revenues fluctuate based on customer demands and are influenced by a variety of factors, including the timing of automotive manufactures design changes, which may impact the release of tooling orders, and economic conditions and the customers’ retrofit schedules.

      Historically a significant portion of the Company’s net revenue is generated from customers outside the United States. However, for the three months ended December 31, 1999, Original Equipment revenue from foreign customers declined to $1,627 (24.8% of total Original Equipment revenue) as compared to $4,782 (49.5% of total Original Equipment revenue) for the three months ended December 31, 1998. The percentage of aftermarket revenue from foreign customers decreased to 46.2% of total aftermarket revenue for the three months ended December 31, 1999 compared to 59.2% for the three months ended December 31, 1998. For the three months ended December 31, 1999 and 1998 approximately 10.8% and 32.8%, respectively, of the Company’s net revenue was derived from sales of products to customers located in the Asia-Pacific region. The portion of the Company’s net revenue generated from customers outside the United States can fluctuate from time to time depending on location of contract signings.

      Gross profit decreased $849, or 16.1%, to $4,431 for the three months ended December 31, 1999 as compared to $5,280 for the three months ended December 31, 1998. The gross margin increased to 37.1% from 36.6%. The Company is continuing efforts to reduce and minimize its production costs, including factory overhead, to mitigate the effects of lower sales and production volume.

      Selling, general and administrative expenses decreased $487, or 21.1%, to $1,826 for the three months ended December 31, 1999 as compared to $2,313 for the three months ended December 31, 1998. This decrease was primarily the result of lower incentive compensation costs due to decreased earnings and other cost containment measures implemented, including workforce reductions.

      Research and development expenses were $895 for the three months ended December 31, 1999 as compared to $915 for the three months ended December 31, 1998.

      Operating profit decreased $342 to $650 for the three months ended December 31, 1999 as compared to $992 for the three months ended December 31, 1998. Operating profit, as a percentage of revenue, was 5.4% for the three months ended December 31, 1999 and 6.9% for the three months ended December 31, 1998. The decrease in operating profit was the result of the decline in gross profit partially offset by the decrease in selling, general and administrative expenses.

      No income tax expense has been provided in the three months ended December 31, 1999 and 1998 due to the recorded loss.

      Net loss was $1,713 for the three months ended December 31, 1999 compared to a net loss of $1,326 for the three months ended December 31, 1998. The increased net loss was the result of the decline in operating profit.

      EBITDA, which is defined as operating profit plus depreciation and amortization, was $2,067 for the three months ended December 31, 1999 compared to $2,458 for the three months ended December 31, 1998. The decrease in EBITDA was the result of the decline in operating profit.

Six months Ended December 31, 1999 compared with the Six months Ended December 31, 1998

      Net revenue for the six months ended December 31, 1999 decreased $9,109, or 30.1%, to $21,150 from $30,259 for the six months ended December 31, 1998. Original Equipment revenue decreased $7,383, or 38.3%, to $11,912 for the six months ended December 31, 1999 compared to $19,295 for the six months ended December 31, 1998. This decrease in Original Equipment revenue was the result of lower new contract signings for Original Equipment in fiscal 1999, which resulted in the lower backlog at June 30, 1999 of $12,141. The lower new contract signings in fiscal 1999 were due to the continuing economic difficulties in the Asia-Pacific and other foreign regions. Aftermarket revenue decreased $1,726 or 15.7% to $9,238 for the six months ended December 31, 1999 from $10,964 for the six months ended December 31, 1998. The decrease in aftermarket revenue was primarily the result of a decline in retrofit revenue partially offset by an increase in tooling revenue. Tooling and retrofit revenues fluctuate based on customer demands and are influenced by a variety of factors, including the timing of automotive manufactures design changes, which may impact the release of tooling orders, and economic conditions and the customers’ retrofit schedules.

      For the six months ended December 31, 1999, Original Equipment revenue from foreign customers declined to $3,398 (28.5% of total Original Equipment revenue) as compared to $9,178 (47.6% of total Original Equipment revenue) for the six months ended December 31, 1998. The percentage of aftermarket revenue from foreign customers decreased to 48.0% of total aftermarket revenue for the six months ended December 31, 1999 compared to 66.2% for the six months ended December 31, 1998. For the six months ended December 31, 1999 and 1998 approximately 12.7% and 27.9%, respectively, of the Company’s net revenue was derived from sales of products to customers located in the Asia-Pacific region. The portion of the Company’s net revenue generated from customers outside the United States can fluctuate from time to time depending on location of contract signings.

      Gross profit decreased $3,503, or 30.9%, to $7,851 for the six months ended December 31, 1999 as compared to $11,354 for the six months ended December 31, 1998. The gross margin decreased to 37.1% from 37.5%. The Company is continuing efforts to reduce and minimize its production costs, including factory overhead, to mitigate the effects of lower sales and production volume.

      Selling, general and administrative expenses decreased $1,177, or 24.5%, to $3,633 for the six months ended December 31, 1999 as compared to $4,810 for the six months ended December 31, 1998. This decrease was primarily the result of lower incentive compensation costs due to decreased earnings and other cost containment measures implemented, including workforce reductions.

      Research and development expenses were $1,848 for the six months ended December 31, 1999 as compared to $1,882 for the six months ended December 31, 1998.

      Operating profit decreased $2,292 to $249 for the six months ended December 31, 1999 as compared to $2,541 for the six months ended December 31, 1998. Operating profit, as a percentage of revenue, was 1.2% for the six months ended December 31, 1999 and 8.4% for the six months ended December 31, 1998. The decrease in operating profit was the result of the decline in gross profit partially offset by the decrease in selling, general and administrative expenses.

      No income tax expense has been provided in the six months ended December 31, 1999 and 1998 due to the recorded loss.

      Net loss was $4,491 for the six months ended December 31, 1999 compared to a net loss of $2,058 for the six months ended December 31, 1998. The increased net loss was the result of the decline in operating profit.

      EBITDA, which is defined as operating profit plus depreciation and amortization, was $3,083 for the six months ended December 31, 1999 compared to $5,473 for the six months ended December 31, 1998. The decrease in EBITDA was the result of the decline in operating profit.

Liquidity and Capital Resources

      The Company’s liquidity and capital resources were significantly impacted by the Transaction. The Company’s primary sources of liquidity are funds provided by operations and amounts available under the Credit Facility. The Senior Notes do not require any principal payments prior to maturity. The Credit Facility provides for borrowings up to $10,000 (including standby letters of credit), subject to a borrowing base of certain qualifying assets. At December 31, 1999, the Company had no outstanding borrowings under the Credit Facility and the borrowing base approximated $8,100. The Credit Facility is available to fund working capital requirements as needed, secure standby letters of credit, which totaled $182 at December 31, 1999 and is secured by substantially all of the assets of the Company. The Company believes it is in compliance with all material covenants in the Senior Notes and Credit Facility as amended.

      Net cash provided by operating activities can vary significantly from quarter to quarter due to the number of new system signings and the amount and timing of new system payments. In most instances, progress payments on new system orders are invoiced or received in advance of revenue recognition. When progress payments are invoiced or received in advance of such revenue recognition, the Company increases current liabilities represented by its billings in excess of costs and estimated earnings on uncompleted contracts. When the revenue is earned, the Company recognizes the revenue and reduces the billings in excess of costs and estimated earnings on uncompleted contract balances. Net cash provided by operating activities for the six months ended December 31, 1999 was $178 compared to net cash used in operating activities for the six months ended December 31, 1998 of $5,067. This increase in net cash provided by operating activities for the six months ended December 31, 1999 was due in part to payments for new system signings in the six months ended December 31, 1999.

      The Company has a backlog (on a percentage of completion basis) at December 31, 1999 of $17,836 as compared to $12,141 at June 30, 1999. The Company expects to complete this backlog within the next twelve months.

      Capital expenditures, including demonstration furnaces classified as fixed assets, were $56 for the six months ended December 31, 1999 and $25 for the six months ended December 31, 1998. Also during the first quarter of fiscal 1999 certain non-contract furnace inventory, with a value of $1,271, was transferred to demonstration furnaces. Future capital expenditures, excluding demonstration furnaces, used to replace or improve operating equipment and facilities are estimated to be less than $1,000 for the year. In addition, the Company intends to make periodic replacements and improvements on demonstration furnaces, which are used for customer demonstrations and research and development purposes. Demonstration furnaces, which outlive their usefulness for customer demonstrations or research and development purposes, or both, may be refurbished and sold or put to other applicable uses.

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

      During fiscal 1998, 1999, and for the six months ended December 31, 1999 approximately 39.7%, 28.1%, and 12.7% of the Company’s net revenue was derived from sales of products to customers located in the Asia-Pacific region (Australia, China, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, and Thailand). Given the continuing significant economic uncertainties facing this region, and the impact of those uncertainties on customers’ capital expenditure plans and local demand for the products manufactured by the Company’s customers in that region, the Company cannot predict with any degree of certainty what final impact the economic issues facing the Asia-Pacific region will ultimately have on the Company’s future contract signings.

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

      The Company’s review and assessment of the year 2000 problem had focused on four primary areas: (i) the Systems and their relationship to the Company’s operations, (ii) Glasstech systems currently being used by the Company’s customers and currently being sold by the Company, (iii) compliance by the Company’s 47 largest suppliers, and (iv) compliance by the suppliers of the Company’s building and utility systems. The Company has not incurred, and does not anticipate incurring, material costs related to year 2000 compliance.

      The Company is not aware of the occurrence of any significant problems as a result of the year 2000 problem. This includes the Systems and their relationship to the Company’s operations, Glasstech systems currently being used by the Company’s customers and currently being sold by the Company, compliance by the Company’s suppliers, and compliance by the suppliers of the Company’s building and utility systems.

ITEM 3. MARKET RISK EXPOSURES

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

GLASSTECH, INC., a Delaware Corporation

Date:	February 10, 2000	/s/ Mark D. Christman
Mark D. Christman President and Chief Executive Officer

Date:	February 10, 2000	/s/ Diane S. Tymiak
Diane S. Tymiak Vice President and Chief Financial Officer (Principal Accounting Officer)