Form 10-Q
period 2000-03-31
GLASSTECH INC
filed 2000-05-12
CIK 857565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Quarter Ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

The number of shares of common stock, $.01 par value, outstanding as of May 5, 2000 was 1,000.

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

GLASSTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31, 2000	June 30, 1999

Assets

Current assets:

Cash and cash equivalents	$4,011	$8,661

Accounts receivable:

Contracts:

Uncompleted, including unbilled amounts of $2,869 and $1,430	5,788	3,602

Completed	1,678	459

Trade, less allowance of $40 for doubtful accounts	1,267	1,469

	8,733	5,530

Inventory:

Replacement and service parts	1,781	1,999

Furnace contracts and other	694	1,368

	2,475	3,367

Prepaid expenses	338	350

Total current assets	15,557	17,908

Property, plant and equipment, net	5,844	6,789

Other assets:

Patents, less accumulated amortization of $4,749 and $3,454	13,533	14,829

Goodwill, less accumulated amortization of $7,032 and $5,145	43,394	45,280

Deferred financing costs and other	3,366	3,856

Total other assets	60,293	63,965

	$81,694	$88,662

Liabilities and shareholder’s equity

Current liabilities:

Accounts payable	$2,480	$1,710

Billings in excess of costs and estimated earnings on uncompleted contracts	3,651	3,250

Accrued liabilities:

Interest	2,231	4,462

Salaries and wages	978	1,702

Contract costs	1,067	795

Other	894	1,094

	5,170	8,053

Total current liabilities	11,301	13,013

Long-term debt	69,545	69,464

Nonpension postretirement obligation	440	422

Shareholder’s equity:

Common stock $.01 par value; 1,000 shares authorized, issued and outstanding	—	—

Additional capital	15,750	15,750

Shareholder’s basis reduction	(4,028)	(4,028)

Deficit	(11,314)	(5,959)

Total shareholder’s equity	408	5,763

	$81,694	$88,662

      See accompanying notes.

GLASSTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2000	1999	2000	1999

Net revenue	$13,942	$11,291	$35,092	$41,550

Cost of goods sold	8,427	7,130	21,726	26,035

Gross profit	5,515	4,161	13,366	15,515

Selling, general and administrative expenses	2,047	1,951	5,680	6,761

Research and development expenses	904	781	2,752	2,663

Amortization expense	1,061	1,061	3,182	3,182

Operating profit	1,503	368	1,752	2,909

Interest expense	(2,417)	(2,417)	(7,251)	(7,251)

Other income – net	50	43	144	278

Net loss	$(864)	$(2,006)	$(5,355)	$(4,064)

See accompanying notes.

GLASSTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock			Shareholder's
			Additional	Basis
	Shares	Amount	Capital	Reduction	Deficit	Total

Balance, June 30, 1998	1,000	$–	$15,750	$(4,028)	$823	$12,545

Net loss					(6,782)	(6,782)

Balance, June 30, 1999	1,000	–	15,750	(4,028)	(5,959)	5,763

Net loss					(5,355)	(5,355)

Balance, March 31, 2000	1,000	$–	$15,750	$(4,028)	$(11,314)	$408

See accompanying notes.

GLASSTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months Ended
	March 31,
	2000	1999

Operating activities

Net loss	$(5,355)	$(4,064)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	4,729	4,813

Nonpension postretirement benefit obligation expense in excess of payments	18	13

Accretion of debt discount	81	81

Changes in assets and liabilities affecting operations:

Accounts receivable	(3,203)	485

Inventory	892	(951)

Prepaid expenses	12	(130)

Accounts payable	770	(2,336)

Billings in excess of costs and estimated earnings on uncompleted contracts	401	(2,260)

Accrued liabilities	(2,883)	(5,983)

Net cash used in operating activities	(4,538)	(10,332)

Investing activities

Additions to property, plant and equipment	(129)	(10)

Other	—	(10)

Net cash used in investing activities	(129)	(20)

Financing activities

Other	17	—

Net cash provided by financing activities	17	—

Decrease in cash and cash equivalents	(4,650)	(10,352)

Cash and cash equivalents at beginning of year	8,661	13,121

Cash and cash equivalents at end of period	$4,011	$2,769

Supplemental disclosure of cash flow information:

Cash paid (received) during the period for the following:

Interest	$4,463	$8,925

Income taxes	$(21)	$21

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

      The Company also entered into a revolving credit facility (the “Credit Facility”) in connection with the Transaction. The Credit Facility provides for borrowings up to $10,000 (including standby letters of credit), subject to a borrowing base of certain qualifying assets, and provides for interest on outstanding borrowings at the LIBOR rate plus 2.5%, payable semi-annually. At March 31, 2000, the Company had no outstanding borrowings under the Credit Facility and the borrowing base approximated $7,100. The Credit Facility is available to fund working capital requirements as needed, secure standby letters of credit, which totaled $305 at March 31, 2000, and is secured by substantially all of the assets of the Company.

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

      General risks that may impact the achievement of such forecasts include: compliance with new laws and regulations; significant raw material price fluctuations; currency exchange rate fluctuations; business cycles; and political uncertainties. Specific risks to the Company include the risk of recession in the international markets and industries in which its products are sold; the concentration of a significant portion of the Company’s revenues from customers whose equipment needs are located in the Asia-Pacific region (Australia, China, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, and Thailand) where the capital goods market may continue to be depressed; the concentration of a substantial percentage of the Company’s sales with a few major customers, several of whom have significant manufacturing presence in the Asia-Pacific region; the timing of new system orders and the timing of payments due on such orders; changes in installation schedules, which could lead to deferral of progress payments or unanticipated production costs; new or emerging technologies from current competitors, customers’ in-house engineering departments and others; competition from current competitors, customers’ in-house engineering departments and others; and the emergence of a substitute for glass. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company’s plans and objectives will be achieved.

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

Results of Operations

      The following table sets forth the amounts and the percentage of total net revenue for certain revenue and expense items for the periods indicated:

	Three months Ended				Nine months Ended
	March 31,				March 31,
	2000		1999		2000		1999

Net revenue (a)
Original Equipment	$9,298	66.7%	$6,336	56.1%	$21,210	60.4%	$25,631	61.7%

Aftermarket	4,644	33.3	4,955	43.9	13,882	39.6	15,919	38.3

Total net revenue	$13,942	100.0	11,291	100.0	35,092	100.0	41,550	100.0

Cost of goods sold (a)	8,427	60.4	7,130	63.1	21,726	61.9	26,035	62.7

Gross profit	5,515	39.6	4,161	36.9	13,366	38.1	15,515	37.3

Selling, general and administrative	2,047	14.7	1,951	17.3	5,680	16.2	6,761	16.3

Research and development expense	904	6.5	781	6.9	2,752	7.8	2,663	6.4

Amortization expense (b)	1,061	7.6	1,061	9.4	3,182	9.1	3,182	7.6

Operating profit	$1,503	10.8%	$368	3.3%	$1,752	5.0%	$2,909	7.0%

Amortization expense (b)	1,061	7.6	1,061	9.4	3,182	9.1	3,182	7.6

Depreciation expense	357	2.6	342	3.0	1,070	3.0	1,153	2.8

EBITDA	$2,921	21.0%	$1,771	15.7%	$6,004	17.1%	$7,244	17.4%

(a)	Contract revenues and cost of goods sold are recognized on a percentage completion basis measured by the percentage of costs incurred to the estimated total costs of each contract.

(b)	Amortization expense excludes the amortization of deferred financing costs, which is included with interest expense.

Three months ended March 31, 2000 compared with the Three months ended March 31, 1999

      Net revenue for the three months ended March 31, 2000 increased $2,651, or 23.5%, to $13,942 from $11,291 for the three months ended March 31, 1999. Original Equipment revenue increased $2,962, or 46.7%, to $9,298 for the three months ended March 31, 2000 compared to $6,336 for the three months ended March 31, 1999. The increase in Original Equipment revenue was the result of higher new contract signings for Original Equipment in the first quarter of fiscal 2000. Through March 31, 2000, signings in Europe and the United States have been strong while signings in the Asia-Pacific region continue to be weak. Aftermarket revenue declined to $4,644 for the three months ended March 31, 2000 compared to $4,955 for the three months ended March 31, 1999.

      Historically a significant portion of the Company’s net revenue is generated from customers outside the United States. However, for the three months ended March 31, 2000, Original Equipment revenue from customers outside the United States declined to $2,830 (30.4% of total Original Equipment revenue) as compared to $3,348 (52.8% of total Original Equipment revenue) for the three months ended March 31, 1999. The percentage of aftermarket revenue from customers outside the United States also decreased to 40.4% of total aftermarket revenue for the three months ended March 31, 2000 compared to 51.1% for the three months ended March 31, 1999. For the three months ended March 31, 2000 and 1999 approximately 9.9% and 34.8%, respectively, of the Company’s net revenue was derived from sales of products to customers located in the Asia-Pacific region. The portion of the Company’s net revenue generated from customers outside the United States can fluctuate from time to time depending on location of contract signings.

      Gross profit increased $1,354, or 32.5%, to $5,515 for the three months ended March 31, 2000 as compared to $4,161 for the three months ended March 31, 1999. The gross margin also increased to 39.6% from 36.9%, due to the current mix of contracts and the Company’s continuing efforts to reduce and minimize its production costs, including factory overhead, to mitigate the effects of lower sales and production volume.

      Selling, general and administrative expenses were $2,047 for the three months ended March 31, 2000 as compared to $1,951 for the three months ended March 31, 1999.

      Research and development expenses increased $123, or 15.7%, to $904 for the three months ended March 31, 2000 as compared to $781 for the three months ended March 31, 1999 as a result of increases in depreciation, utilities and other non-project specific costs.

      Operating profit increased $1,135 to $1,503 for the three months ended March 31, 2000 as compared to $368 for the three months ended March 31, 1999. Operating profit, as a percentage of revenue, was 10.8% for the three months ended March 31, 2000 and 3.3% for the three months ended March 31, 1999. The increase in operating profit was the result of the increase in gross profit.

      Net loss was $864 for the three months ended March 31, 2000 compared to a net loss of $2,006 for the three months ended March 31, 1999. The decreased net loss was the result of the increase in operating profit.

      EBITDA, which is defined as operating profit plus depreciation and amortization, was $2,921 for the three months ended March 31, 2000 compared to $1,771 for the three months ended March 31, 1999. The increase in EBITDA was the result of the increase in operating profit.

Nine months ended March 31, 2000 compared with the Nine months ended March 31, 1999

      Net revenue for the nine months ended March 31, 2000 decreased $6,458, or 15.5%, to $35,092 from $41,550 for the nine months ended March 31, 1999. Original Equipment revenue decreased $4,421, or 17.2%, to $21,210 for the nine months ended March 31, 2000 compared to $25,631 for the nine months ended March 31, 1999. This decrease in Original Equipment revenue was the result of lower new contract signings for Original Equipment in fiscal 1999, which resulted in the lower backlog at June 30, 1999 of $12,141. The lower new contract signings in fiscal 1999 were attributed to the Asia-Pacific and other foreign regions. Aftermarket revenue decreased $2,037, or 12.8%, to $13,882 for the nine months ended March 31, 2000 from $15,919 for the nine months ended March 31, 1999. The decrease in aftermarket revenue was primarily the result of a decline in retrofit and replacement parts revenues partially offset by an increase in tooling revenue. Tooling and retrofit revenues fluctuate based on customer demands and are influenced by a variety of factors, including the timing of automotive manufactures design changes, which may impact the release of tooling orders, and economic conditions and the customers’ retrofit schedules.

      For the nine months ended March 31, 2000, Original Equipment revenue from customers outside the United States declined to $6,229 (29.4% of total Original Equipment revenue) as compared to $12,526 (48.9% of total Original Equipment revenue) for the nine months ended March 31, 1999. The percentage of aftermarket revenue from customers outside the United States decreased to 45.5% of total aftermarket revenue for the nine months ended March 31, 2000 compared to 61.6% for the nine months ended March 31, 1999. For the nine months ended March 31, 2000 and 1999, approximately 11.6% and 29.8%, respectively, of the Company’s net revenue was derived from sales of products to customers located in the Asia-Pacific region. The portion of the Company’s net revenue generated from customers outside the United States can fluctuate from time to time depending on location of contract signings.

      Gross profit decreased $2,149, or 13.9%, to $13,366 for the nine months ended March 31, 2000 as compared to $15,515 for the nine months ended March 31, 1999. The gross margin increased to 38.1% from 37.3% due to the current mix of contracts and the Company’s continuing efforts to reduce and minimize its production costs, including factory overhead, to mitigate the effects of lower sales and production volume.

      Selling, general and administrative expenses decreased $1,081, or 16.0%, to $5,680 for the nine months ended March 31, 2000 as compared to $6,761 for the nine months ended March 31, 1999. This decrease was primarily the result of lower incentive compensation costs due to decreased earnings and other cost containment measures implemented, including workforce reductions.

      Research and development expenses were $2,752 for the nine months ended March 31, 2000 as compared to $2,663 for the nine months ended March 31, 1999.

      Operating profit decreased $1,157 to $1,752 for the nine months ended March 31, 2000 as compared to $2,909 for the nine months ended March 31, 1999. Operating profit, as a percentage of revenue, was 5.0% for the nine months ended March 31, 2000 and 7.0% for the nine months ended March 31, 1999. The decrease in operating profit was the result of the decline in gross profit partially offset by the decrease in selling, general and administrative expenses.

      Net loss was $5,355 for the nine months ended March 31, 2000 compared to a net loss of $4,064 for the nine months ended March 31, 1999. The increased net loss was the result of the decline in operating profit.

      EBITDA, which is defined as operating profit plus depreciation and amortization, was $6,004 for the nine months ended March 31, 2000 compared to $7,244 for the nine months ended March 31, 1999. The decrease in EBITDA was the result of the decline in operating profit.

Liquidity and Capital Resources

      The Company’s liquidity and capital resources were significantly impacted by the Transaction. The Company’s primary sources of liquidity are funds provided by operations and amounts available under the Credit Facility. The Senior Notes do not require any principal payments prior to maturity. The Credit Facility provides for borrowings up to $10,000 (including standby letters of credit), subject to a borrowing base of certain qualifying assets. At March 31, 2000, the Company had no outstanding borrowings under the Credit Facility and the borrowing base approximated $7,100. The Credit Facility is available to fund working capital requirements as needed, secure standby letters of credit, which totaled $305 at March 31, 2000 and is secured by substantially all of the assets of the Company. The Company believes it is in compliance with all material covenants in the Senior Notes and Credit Facility, as amended.

      Net cash provided by operating activities can vary significantly from quarter to quarter due to the number of new system signings and the amount and timing of new system payments. In most instances, progress payments on new system orders are invoiced or received in advance of revenue recognition. When progress payments are invoiced or received in advance of such revenue recognition, the Company increases current liabilities represented by its billings in excess of costs and estimated earnings on uncompleted contracts. When the revenue is earned, the Company recognizes the revenue and reduces the billings in excess of costs and estimated earnings on uncompleted contract balances. Net cash used in operating activities for the nine months ended March 31, 2000 was $4,538 compared to $10,332 for the nine months ended March 31, 1999. This reduction in net cash used in operating activities for the nine months ended March 31, 2000 was due in part to payments for new system signings in the nine months ended March 31, 2000.

      The Company has a backlog (on a percentage of completion basis) at March 31, 2000 of $17,325 as compared to $12,141 at June 30, 1999. The Company expects to complete this backlog within the next twelve months.

      Capital expenditures, including demonstration furnaces classified as fixed assets, were $129 for the nine months ended March 31, 2000 and $10 for the nine months ended March 31, 1999. Also during the first quarter of fiscal 1999 certain non-contract furnace inventory, with a value of $1,271, was transferred to demonstration furnaces. Future capital expenditures, excluding demonstration furnaces, used to replace or improve operating equipment and facilities are estimated to be less than $1,000 for the year. In addition, the Company intends to make periodic replacements and improvements on demonstration furnaces, which are used for customer demonstrations and research and development purposes. Demonstration furnaces, which outlive their usefulness for customer demonstrations or research and development purposes, or both, may be refurbished and sold or put to other applicable uses.

      As of June 30, 1999, the Company had net operating loss (“NOL”) carryforwards for regular and alternative minimum tax purposes of approximately $42,893 and $39,528, respectively, which expire in the years 2009 through 2014. These NOL’s are subject to annual usage limitations.

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

      During fiscal 1998, 1999, and for the nine months ended March 31, 2000 approximately 39.7%, 28.1%, and 11.6% of the Company’s net revenue was derived from sales of products to customers located in the Asia-Pacific region (Australia, China, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, and Thailand). Given the uncertainties of customers’ capital expenditure plans and local demand for the products manufactured by the Company’s customers in that region, the Company cannot predict with any degree of certainty what final impact the economic issues facing the Asia-Pacific region will ultimately have on the Company’s future contract signings.

      Management believes the timing of orders for the Company’s products from the Asia-Pacific region may continue to be adversely affected in fiscal 2000. However, the impact of this situation on fiscal 2000 financial performance may be mitigated by offsetting equipment sales to customers in other regions of the world. Given the inherent difficulty in predicting with certainty the timing of contract signings and geographic areas into which equipment will be delivered in fiscal 2000 and beyond, the ultimate severity of the impact of this situation on the Company’s financial performance in fiscal 2000 and beyond is impossible to predict. The Company will continue to monitor the situation in the Asia-Pacific region. Notwithstanding the current economic conditions in the Asia-Pacific region, the Company believes that given world demographics and long term economic trends, the Asia-Pacific region will continue to represent a significant market for the Company’s products and it intends to continue its presence in this area.

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

GLASSTECH, INC., a Delaware Corporation

Date:	May 11, 2000	/s/ Mark D. Christman

Mark D. Christman President and Chief Executive Officer

Date:	May 11, 2000	/s/ Diane S. Tymiak

Diane S. Tymiak Vice President and Chief Financial Officer (Principal Accounting Officer)