Form 10-K405
period 2000-06-30
GLASSTECH INC
filed 2000-09-27
CIK 857565

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2000

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

The number of shares of common stock, $.01 par value, outstanding as of September 15, 2000 was 1,000.

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

                                     PART I.

ITEM 1.    BUSINESS.

OVERVIEW

         The Company designs and assembles glass bending and tempering (i.e., strengthening) systems used by glass manufacturers and processors in the conversion of flat glass into safety glass. The Company sells its systems worldwide, primarily to automotive glass manufacturers and processors (the "Automotive Market") and also to architectural glass manufactures and processors (the "Architectural Market"). The Company's systems are designed to meet customers' safety glass production requirements for complexity, accuracy and optical quality while simultaneously enhancing system productivity, flexibility and cost efficiency. For the Automotive Market, the Company has developed bending and tempering systems that meet automobile manufacturers' safety glass specifications for current and future production models. For the Architectural Market, the Company's energy-efficient processing systems are capable of producing high-quality bent or flat glass at output rates tailored to meet customer-specific production requirements. As a result of the long useful life and growing worldwide installed base of its systems, the Company is able to complement its sale of complete systems ("Original Equipment") with the sale of aftermarket products and services consisting of retrofits, tooling (i.e., molds used to shape automotive glass) and replacement parts (the "Aftermarket"). The Company's products feature proprietary technologies that have been developed over the last 25 years and are protected by approximately 700 patents and patent application filings worldwide.

         For fiscal year ended June 30, 2000, the Company generated net revenue and EBITDA (as defined in Footnote (b) under the heading "Selected Financial Data") of $47.0 million and $7.7 million, respectively. Original Equipment revenue totaled $27.2 million, or 57.8%, of the Company's total revenue for the same period. The balance of the Company's revenue was generated through Aftermarket sales including retrofits, tooling and replacement part sales intended to maintain or enhance the Company's installed base of systems.

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

         In 1997, Glasstech Holding Co ("Holding") and Glasstech Sub Co. ("Sub Co.") were formed to effect the acquisition of the Company by Key Equity Capital Corporation ("KECC"), certain of KECC's affiliates and certain members of management of the Company (collectively, the "Key Equity Group"). The acquisition was consummated on July 2, 1997 pursuant to an Agreement and Plan of Merger, dated as of June 5, 1997, among Holding, Sub Co. and the Company, as amended (the "Merger Agreement"). Under the terms of the Merger Agreement, Sub Co. was merged into the Company, and the Company continued as the surviving corporation (the "Merger"). The aggregate consideration for the Merger was $77.9 million (the "Purchase

Price"). To finance and complete the Merger (including the payment of related fees and expenses): (i) the Key Equity Group purchased, for $15.0 million, all of the outstanding shares of capital stock of Holding; (ii) Holding purchased, for $15.0 million, all of the outstanding shares of capital stock of Sub Co. (the "Equity Contribution"); (iii) Sub Co. sold 12 3/4% Senior Notes Due 2004 (the "Old Notes") in an aggregate principal amount of $70.0 million and the Company issued 70,000 Warrants (received from Holding) to purchase an aggregate of 877.21 shares of Class A Common Stock of Holding ("Initial Offering"); and
(iv) upon completion of the Merger, the Company, as the surviving entity, became the obligor on the Old Notes. The Company also entered into a new revolving credit facility (the "Credit Facility"), which is secured by substantially all of the assets of the Company and, subject to certain borrowing base limitations, provides for borrowings up to $10.0 million (See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for current discussion of the Credit Facility). The foregoing transactions are collectively referred to herein as the "Transactions". Holding has no significant activities other than its investment in the Company. In December 1997, the Company completed an exchange offer under which holders of the Old Notes were offered the opportunity to exchange their Old Notes for the Company's Series B 12 3/4% Senior Notes Due 2004 (the "Senior Notes") that were identical to the Old Notes, except that the Senior Notes were issued in a transaction registered under the Securities Act of 1933, as amended, and are not subject to certain restrictions on transfer contained in the Old Notes and do not provide for any registration rights.

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

THE MARKET FOR SAFETY GLASS PRODUCTS

         In the United States, automobile manufacturers purchase their safety glass products from independent glass manufacturers and processors, except for DaimlerChrysler Corporation, which produces a portion of its safety glass requirements in-house. In Europe and Asia-Pacific, the majority of automobile glass manufacturers purchase safety glass products from independent manufacturers and processors. The Company believes that most of the major glass manufacturers and processors are customers of the Company.

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

         - In-line System. Unlike the movement of glass in a Quick-Sag System or a Deep Bending System, in which glass exits from the side of the bending module, the glass in an in-line system (the "In-line System") travels in a straight line throughout the entire process. An In-line System is capable of producing higher quality glass at faster output rates and at lower costs per piece of glass than a side-exit system. The first generation of the In-Line System was introduced in 1985. A second generation In-Line System was placed into operation in 1995 for the production of windshield glass. The current generation In-Line System was placed into operation in 1999 and is capable of producing complex-shaped glass for both automotive windshields and back windows.

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

         Original Equipment-Other. In 1992, the Company formed Stir-Melter, Inc. ("Stir-Melter"), a wholly owned subsidiary that designs and assembles a glass-melting system that vitrifies (i.e., changes into a glass-like substance by fusion due to heat) hazardous waste for safe disposal. Stir-Melter's systems are rapid glass melters that employ aggressive mechanical stirring action in combination with direct electrical heating. Stir Melter's activities have not been significant to the Company's operations.

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

         The Company has spent approximately $4.2 million, $3.4 million and $3.6 million (exclusive of capital expenditures relating to demonstration glass tempering furnaces) in fiscal years 1998, 1999 and 2000, respectively, on the development of new systems or on the improvement of existing systems.

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

         The Company has installed approximately 400 systems in over 45 countries on six continents. The Company's customers include virtually all major glass manufacturers and processors, such as DaimlerChrysler Corporation, Guardian Industries Corp., PPG Industries, Inc. and Visteon Corporation (formerly a subsidiary of Ford Motor Company) in the United States; Compagnie de Saint-Gobain, Pilkington plc and Rioglass S.A. in Europe; Asahi Glass Company, Central Glass Company and Nippon Sheet Glass Company in Japan; Hankuk Glass Industry Company and Kumgang Korea Chemical Co., Limited in Korea; and Shatterprufe (Pty) Limited in South Africa.

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

         A substantial portion of the Company's revenue historically has been comprised of sales to a limited number of customers. For example, in fiscal years 1998, 1999 and 2000, Asahi Glass Company, Compagnie de Saint-Gobain, Guardian Industries Corp., Rioglass S.A. and Visteon Corporation collectively accounted for 50.9%, 47.6% and 39.1% of total revenue, respectively. In addition; (i) in fiscal 1998, Asahi Glass Company and Visteon Corporation each accounted for more than 10.0% of revenue, (ii) in fiscal 1999 Asahi Glass Company, Compagnie de Saint-Gobain and Visteon Corporation each accounted for more than 10.0% of revenue and (iii) in fiscal 2000 Asahi Glass Company, Guardian Industries Corp. and Rioglass S.A. each accounted for more than 10.0% of revenue.

INTERNATIONAL

         The Company's revenue by geographic region for the fiscal years ending June 30 is as follows (dollars in thousands):

                                            1998            1999            2000
                                        ------------    ------------   ---------
Europe                                    $11,518        $10,338         $ 8,053
Asia-Pacific                               27,654         14,189           5,555
Latin America                               5,384          1,638           4,072
Other                                       1,523            385             333
                                        ---------     ----------       ---------
Total Non-United States Revenue            46,079         26,550          18,013
United States                              23,509         23,995          29,009
                                         --------       --------        --------
Total Net Revenue                         $69,588        $50,545         $47,022
                                          =======        =======         =======

         The Company generates a substantial portion of its revenue outside of the United States and during fiscal 1998, 1999 and 2000, approximately 39.7%, 28.1% and 11.8% of the Company's net revenue was derived from sales of products to customers located in the Asia-Pacific region (Australia, China, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, and Thailand).

         Management believes the economic uncertainties surrounding the Asia-Pacific region for the previous three years may be subsiding, with the Company seeing an increase in quoting activity for the region. However, given the inherent difficulty in predicting with certainty the timing of contract signings and geographic areas into which equipment will be delivered in fiscal 2001 and beyond, the ultimate impact of this situation on the Company's financial performance in fiscal 2001 and beyond is impossible to predict. The Company will continue to monitor the situation in the Asia-Pacific region. Notwithstanding the current economic conditions in the Asia-Pacific region, the Company believes that given world demographics and long term economic trends, the Asia-Pacific region will continue to represent a significant market for the Company's products and it intends to continue its presence in this area.

COMPETITION

         The principal competitive factors in the Automotive Market are price and system capabilities or specifications. The Company's primary competition in the Automotive Market comes from the engineering departments of certain of its customers, such as Pilkington plc and Compagnie de Saint-Gobain, which design and build glass processing systems in-house. The Company primarily competes against its customers by developing systems with greater capabilities than those currently produced in-house. Management believes that the Company has a significant share of the market for technologically advanced systems used to bend and temper automotive glass into complex shapes and is the only significant independent supplier.

         In the Architectural Market, there is significant competition among manufacturers of flat glass tempering systems, but less significant competition for bending and tempering systems. The Company's principal competitor in the Architectural Market is Tamglass Oy of Finland, which competes against the Company mainly in the market for flat glass tempering systems.

PATENTS AND PROPRIETARY RIGHTS

         The Company protects its technology by filing patents and patent applications in the U.S. and in major markets worldwide. It is the Company's policy to aggressively pursue patent coverage for significant product developments. The Company owns or holds exclusive rights in 125 patents in the U.S. and more than 375 patents outside the United States. In addition, the Company has more than 175 patent application filings worldwide. Typically, within each Glasstech system, several patents cover various controls, bending processes or other aspects of the equipment. While management does not believe that the loss of any one patent would have a material adverse effect on the Company's business, it believes that the Company's patent position is material in the aggregate. In the ordinary course of business, the Company is required to defend its patented technology from possible or actual infringement that may occur.

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

         The Company received funding from GRI for the development of the FCH technology. Under an agreement with GRI, GRI retained rights to the resulting U.S. patents. Under the GRI agreement, the Company received two exclusive patent licenses in the U.S. One license permits the Company to use FCH technology in systems that produce flat tempered glass (the "Flat License") and the other license permits the Company to use FCH technology in systems that produce bent glass (the "Bent License"). The exclusivity with respect to the Flat License and Bent License will continue for the duration of the patents, subject to minimum calendar year royalty obligations as follows: 2000-$90, 2001-$150, 2002-$220, 2003-$300 and 2004-$400. Management expects to meet the minimum calendar year royalty for 2000 and believes the minimum calendar year royalties for the remainder of the years are obtainable. Under the terms of the GRI agreement, the Company holds the exclusive rights to the FCH patents outside of the U.S.

         Substantially all Company employees execute technology agreements that have a confidentiality provision and assign patent rights to the Company. Members of senior management have entered into employment agreements that contain noncompete provisions.

MATERIALS AND SUPPLY ARRANGEMENTS

         In an effort to consolidate purchasing and reduce overall operating costs, the Company is currently working on "partnership" agreements with several major suppliers. However, the Company will not be obligated to volume requirements with any supplier and will continue to seek backup suppliers for use if any of its primary suppliers is unable to fill Company orders. In fiscal 2000, the Company did not purchase more than 10% of its materials and supplies from any one supplier.

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

EMPLOYEES

         As of June 30, 2000, the Company employed 184 people compared to 192 at June 30, 1999. The Company has no union employees, and no attempt has ever been made to organize its workforce. Management believes that its relations with its employees are good.

BACKLOG

         The Company had a backlog (on a percentage of completion basis) of approximately $17.4 million at June 30, 2000 as compared to approximately $12.1 million at June 30, 1999. The Company expects to complete a substantial majority of this backlog within the next 12 months.

ITEM 2.    PROPERTIES.

         The Company's facilities are located in Perrysburg, Ohio. The Company leases a 96,800 square foot facility that houses its offices and plant, as well as an adjacent 43,200 square foot facility for production and storage. The 96,800 square foot facility is subject to a five-year lease that will expire on December 31, 2005, after which the Company has an option to extend the lease for one additional five-year period. The 43,200 square foot building is subject to a three-year lease that will expire on January 31, 2003. The Company also owns an adjacent 108,000 square foot building that house R&D, tooling design, tooling production and demonstration glass tempering furnaces. The Company believes that its current facilities are adequate for its foreseeable needs.

ITEM 3.    LEGAL PROCEEDINGS.

         The Company is subject to legal proceedings and claims that arise from time to time in the ordinary course of its business. Management believes that the amount of any ultimate liability with respect to these actions will not have a material adverse effect on the financial condition or results of operations of the Company.

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

         The Company has not declared or paid cash dividends to Holding. The Company anticipates that all of its earnings in the near future will be retained for the repayment of interest and debt and, therefore, does not anticipate paying dividends on its common stock in the foreseeable future. Declaration of dividends on the common stock will depend upon levels of indebtedness, future earnings, the operating and financial condition of the Company, its capital requirements and general business conditions, among other things. In addition, the agreements governing the Company's indebtedness contain provisions that restrict the ability of the Company to pay dividends on its common stock.

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


                                                         PREDECESSOR COMPANY                  SUCCESSOR COMPANY
                                                         -------------------                  -----------------
                                                                             YEARS ENDED JUNE 30,
                                                  --------------------------------------------------------------------------
                                                         1996           1997           1998           1999           2000
                                                         ----           ----           ----           ----           ----
STATEMENT OF OPERATIONS DATA:
Net revenue                                            $ 62,771       $ 76,433       $ 69,588       $ 50,545       $ 47,022
Cost of goods sold                                       39,024         45,603         37,760         31,768         29,411
                                                       --------       --------       --------       --------       --------
   Gross profit                                          23,747         30,830         31,828         18,777         17,611
Selling, general and administrative                      10,724         12,866         11,035          8,632          7,626
Research and development                                  4,557          4,594          4,247          3,368          3,633
Amortization expense                                      2,407          2,306          4,356          4,243          4,243
                                                       --------       --------       --------       --------       --------
    Operating profit                                      6,059         11,064         12,190          2,534          2,109
Interest expense                                         (4,200)        (4,200)        (9,643)        (9,668)        (9,668)
Other income - net                                        1,541          2,263            525            352            261
                                                       --------       --------       --------       --------       --------
    Income (loss) before income taxes                     3,400          9,127          3,072         (6,782)        (7,298)
Income taxes not payable in cash (a)                     (1,418)        (2,551)        (2,249)            --             --
Federal income taxes, current                              (105)           (78)            --             --             --
                                                       --------       --------       --------       --------       --------
   Net income (loss)                                    $ 1,877        $ 6,498         $  823        $(6,782)       $(7,298)
                                                       ========       ========       ========       ========       =========

OTHER DATA:
EBITDA (b)                                               $9,780        $14,829        $18,002         $8,242         $7,705
Depreciation and amortization (c)                         3,721          3,765          5,812          5,708          5,596
Capital Expenditures                                      2,152            990            349             47            223
Backlog                                                  38,907         30,307         34,848         12,141         17,394

CASH FLOW PROVIDED BY (USED IN):
Operating activities                                    $22,521        $ 8,973        $ 7,921       $(4,403)       $(2,790)
Investing activities                                    (1,663)          (978)        (75,521)          (57)          (203)
Financing activities                                        125            (5)         80,721            --             --

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital                                         $27,599        $39,519        $ 6,538       $  4,896       $  3,768
Total assets                                             95,977         99,364        102,919         88,662         81,111
Total debt                                               42,000         42,000         69,357         69,464         69,572
Shareholders' equity (capital deficiency)(d)             22,652         29,232         12,545          5,763        (1,535)

(a) Income taxes not payable in cash represent the tax effect of certain acquired temporary differences existing prior to the Transactions and are recorded as a reduction to goodwill. Such amounts existing prior to the Reorganization were recorded as a reduction to reorganization value in excess of amounts allocable to identifiable assets as required by SOP 90-7.

(b) EBITDA for any period means operating profit plus depreciation and amortization. Management understands that EBITDA is an indicator customarily used by investors to gauge a company's ability to service its interest and principal obligations. EBITDA should not be considered in isolation from, as a substitute for or as being more meaningful than net income, cash flows from operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with generally accepted accounting principles, and should not be construed as an indication of the Company's operating performance or as a measure of liquidity. EBITDA, as presented herein, may be calculated differently by other companies and, as such, EBITDA amounts presented herein may not be comparable to other similarly titled measures of other companies.

(c) Depreciation and amortization does not include the amortization of deferred financing costs, which is recorded with interest expense.

(d) The Company has not declared or paid any dividends to its shareholders since the Transaction.

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

         Management believes that the magnitude of the change in estimates described above represented a unique situation attributed to the following factors: (1) at the end of fiscal 1997, contracts in process from the Asia-Pacific region represented a significant percentage of total contracts in process, both in number of contracts and dollar exposure, and (2) the depth of the economic uncertainty in that region at June 30, 1997. Management does not believe that the magnitude of the changes in estimates experienced in fiscal 1998 is likely to recur. No increases in estimated costs of similar magnitude were made either at June 30, 1998, June 30, 1999 or June 30, 2000.

RESULTS OF OPERATIONS

      The following table presents the amounts and the percentage of total net revenue for certain revenue and expense items for the periods indicated:


                                                                   YEARS ENDED JUNE 30
                                       -----------------------------------------------------------------------------
                                                1998                        1999                       2000
                                       ----------------------      ----------------------     ----------------------
Net revenue(a)
     Original Equipment                $ 48,873       70.2%        $ 28,885       57.1%       $ 27,199       57.8%
     Aftermarket                         20,715       29.8           21,660       42.9          19,823       42.2
                                       --------      -----         --------      -----        --------      -----
         Total net revenue               69,588      100.0           50,545      100.0          47,022      100.0
Cost of goods sold(a)                    37,760       54.3           31,768       62.9          29,411       62.6
                                       --------      -----         --------      -----        --------      -----
Gross profit                             31,828       45.7           18,777       37.1          17,611       37.4
SG&A expense                             11,035       15.8            8,632       17.1           7,626       16.2
R&D expense                               4,247        6.1            3,368        6.6           3,633        7.7
Amortization expense(b)                   4,356        6.3            4,243        8.4           4,243        9.0
                                       --------      -----         --------      -----        --------      -----
         Operating profit              $ 12,190       17.5%        $  2,534        5.0%       $  2,109        4.5%
                                       ========      =====         ========      =====        ========      =====

Amortization expense(b)                   4,356        6.3            4,243        8.4           4,243        9.0
Depreciation expense                      1,456        2.1            1,465        2.9           1,353        2.9
                                       --------      -----         --------      -----        --------      -----
         EBITDA                        $ 18,002       25.9%        $  8,242       16.3%       $  7,705       16.4%
                                       ========      =====         ========      =====        ========      =====

(a)Contract revenue and cost of goods sold are recognized on a percentage completion basis measured by the percentage of costs incurred to the estimated total costs of each contract.

(b)Amortization expense excludes the amortization of deferred financing costs that is included with interest expense.

FISCAL YEAR 2000 COMPARED WITH FISCAL YEAR 1999

         Net revenue for fiscal 2000 decreased $3,523, or 7.0%, to $47,022 from $50,545 for fiscal 1999. Original Equipment revenue decreased $1,686, or 5.8%, to $27,199 for fiscal 2000 compared to $28,885 for fiscal 1999. This decrease in Original Equipment revenue was due in part to lower new contract signings in fiscal 1999, which resulted in a low beginning backlog for fiscal 2000. In addition, the timing and/or deferral of contract signings in the Asia-Pacific and other foreign regions negatively impacted the Company's ability to generate revenue in fiscal 2000. Aftermarket revenue decreased $1,837, or 8.5%, to $19,823 for fiscal 2000 from $21,660 for fiscal 1999. The decrease in aftermarket revenue was primarily the result a decline in retrofit revenue. Retrofit revenues fluctuate based on customer demands and are influenced by a variety of factors, including economic conditions and the customers' retrofit schedules.

         A significant portion of the Company's revenue is generated from customers outside of the United States. For fiscal 2000, Original Equipment revenue from foreign customers was $8,683 (31.9% of total Original Equipment revenue) as compared to $13,698 (47.4% of total Original Equipment revenue) for fiscal 1999. The percentage of aftermarket revenue from foreign customers decreased to 47.1% of total aftermarket revenue for fiscal 1999 compared to 59.3% for fiscal 1999.

         Gross profit decreased $1,166 to $17,611, at a gross margin percentage of 37.4% for fiscal 2000 compared to $18,777, at a gross margin of 37.1% for fiscal 1999. The decline in the gross profit is the result of the decrease in revenues. The Company's continued efforts to reduce and minimize its production costs, including factory overhead, has mitigated the effects on the gross margin.

         Selling, general and administrative expenses decreased $1,006, or 11.7%, to $7,626 for fiscal 2000 from $8,632 for fiscal 1999. This decrease was primarily the result of no incentive compensation costs in fiscal 2000 due to decreased earnings and other cost containment measures implemented.

         Research and development expenses increased $265, or 7.9%, to $3,633 for fiscal 2000 from $3,368 for fiscal 2000. In fiscal 1999, an increased level of development resources was dedicated to the completion of certain original equipment contracts.

         Operating profit decreased $425, or 16.8%, to $2,109 for fiscal 2000 from $2,534 for fiscal 1999. Operating profit, as a percentage of revenue, was 4.5% for fiscal 2000 as compared to 4.5% for fiscal 1999. The decrease in operating profit was the result of the decline in gross profit partially offset by the decrease in selling, general and administrative expenses.

         No income tax expense or benefit has been provided for fiscal 2000 and 1999 due to the recorded losses and the uncertainty related to the future realization of such amounts.

         Net loss was $7,298 for fiscal 2000 compared to $6,782 for fiscal 1999. The net losses were the result of the decline in operating profits.

         EBITDA, which is defined as operating profit plus depreciation and amortization, decreased $537, or 6.5%, to $7,705 for fiscal 2000 from $8,242 for fiscal 1999.

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

         Gross profit decreased $13,051 to $18,777, at a gross margin percentage of 37.1% for fiscal 1999 compared to $31,828, at a gross margin of 45.7% for fiscal 1998. The decline in the gross margin is the result of a shift in the current product mix from higher margin automotive contracts to lower margin architectural contracts and developmental (first of a kind) automotive contracts, which generally carry lower margins. In addition, although the Company continues to reduce and minimize its production costs (including reductions in workforce and factory overhead) gross margins have decreased, in part, as a result of fixed factory overhead being applied to lower production volume.

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

         Research and development expenses decreased $879, or 20.7%, to $3,368 for fiscal 1999 from

$4,247 for fiscal 1999. This decrease was primarily the result of an increase in development resources dedicated to the completion of certain original equipment contracts and other cost containment measures implemented, including workforce reductions.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and capital resources were significantly impacted by the Transaction. The Company's primary sources of liquidity are funds provided by operations and amounts available under the Credit Facility. The Senior Notes do not require any principal payments prior to maturity. The Credit Facility is available to fund working capital requirements as needed, and to secure standby letters of credit. The Credit Facility provides for borrowings up to $10,000 (including standby letters of credit), subject to a borrowing base of certain qualifying assets. At June 30, 2000, the borrowing base approximated $8,100 and the Company had no outstanding borrowings or standby letters of credit. The credit facility is secured by substantially all of the assets of the Company. The Company is in compliance with all material covenants in the Senior Notes and Credit Facility.

         Net cash provided by (or net cash used in) operating activities can vary significantly from quarter to quarter or year to year due to the number of new system signings and the amount and timing of new system payments. In most instances, progress payments on new system orders are invoiced or received in advance of revenue recognition. When progress payments are invoiced or received in advance of such revenue recognition, the Company increases current liabilities represented by its billings in excess of costs and estimated earnings on uncompleted contracts. When the revenue is earned, the Company recognizes the revenue and reduces the billings in excess of costs and estimated earnings on uncompleted contract balances. Net cash used by operating activities for fiscal 2000 was $2,790, compared to $4,403 for fiscal 1999. This improvement in net cash used by operating activities for fiscal 2000 was due in part to an increase in new system signings and the timing of new system payments.

         The Company has a backlog (on a percentage of completion basis) at June 30, 2000 of approximately $17,394 as compared to $12,141 at June 30, 1999. The Company expects to complete a substantial majority of this backlog within the next 12 months.

         Capital expenditures, including demonstration furnaces classified as fixed assets, were $223 for fiscal 2000 compared to $47 for fiscal 1999. Future capital expenditures, excluding demonstration furnaces, used to replace or improve operating equipment and facilities are estimated to be less than $1,000 per year. In addition, the Company intends to make periodic replacements and improvements on demonstration furnaces, which are used for customer demonstrations and research and development purposes. Demonstration furnaces, which outlive their usefulness for customer demonstrations or research and development purposes, or both, may be refurbished and sold or put to other applicable uses.

         At June 30, 2000, the Company has net operating loss ("NOL") carryforwards for regular and alternative minimum tax purposes of approximately $46,559 and $43,372, respectively, which expire in the years 2009 through 2015.

         Although the Company's ability to generate cash has been affected by the increased interest costs resulting from the Transaction and the lower level of contract signings in fiscal 2000 and 1999, management believes that internally generated funds, together with amounts available under the Credit Facility, will be sufficient to satisfy the Company's operating cash and capital expenditure requirements, make required payments under the Credit Facility and make scheduled interest payments on the Senior Notes. However, the ability of the Company to satisfy its obligations will ultimately be dependent upon the Company's future operating and financial performance, including increasing contract signings, and upon its ability to renew or refinance borrowings or to raise additional equity capital as necessary. The Company's business is subject to rapid fluctuations due to changes in the world markets for the end products produced by its equipment (largely in the cyclical markets of automobiles and construction), currency fluctuations, the local economies of those countries where users and potential users of the Company's equipment are located, geopolitical events and other macroeconomic forces largely beyond the ability of the Company to predict or control. Except as discussed below, management is not currently aware of any trends, demands, commitments or uncertainties which will or which are reasonably likely to result in a material change in the Company's liquidity.

         During fiscal 1998, 1999 and 2000, approximately 39.7%, 28.1% and 11.8% of the Company's net revenue was derived from sales of products to customers located in the Asia-Pacific region (Australia, China, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, and Thailand).

         Management believes the economic uncertainties surrounding the Asia-Pacific region for the previous three years may be subsiding, with the Company seeing an increase in quoting activity for the region. However, given the inherent difficulty in predicting with certainty the timing of contract signings and geographic areas into which equipment will be delivered in fiscal 2001 and beyond is impossible to predict. The Company will continue to monitor the situation in the Asia-Pacific region. Notwithstanding the current economic conditions in the Asia-Pacific region, the Company believes that given world demographics and long term economic trends, the Asia-Pacific region will continue to represent a significant market for the Company's products and it intends to continue its presence in this area.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                   Page
                                                                                                                   ----
CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Auditors......................................................................................24
Consolidated Balance Sheets as of June 30, 2000 and 1999............................................................25
Consolidated Statements of Operations for the Years Ended June 30, 2000, 1999 and 1998..............................26
Consolidated Statements of Shareholder's Equity (Capital Deficiency) for the Years Ended June
     30, 2000, 1999 and 1998........................................................................................27
Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 1999 and 1998..............................28
Notes to Consolidated Financial Statements..........................................................................29

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholder
Glasstech, Inc.

We have audited the accompanying consolidated balance sheets of Glasstech, Inc. as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholder's equity (capital deficiency), and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as an evaluation of the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glasstech, Inc. at June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        ERNST & YOUNG LLP

Toledo, Ohio
August 11, 2000

                                 GLASSTECH, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                                   JUNE 30
                                                                                           2000             1999
                                                                                      ---------------- -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                $  5,668         $  8,661
   Accounts receivable:
     Contracts:
       Uncompleted, including unbilled amounts of $2,211 and $1,430                            4,820            3,602
       Completed                                                                               1,626              459
     Trade, less allowance of $40 for doubtful accounts                                        1,631            1,469
                                                                                      ---------------- -----------------
                                                                                               8,077            5,530
   Inventory:
     Replacement and service parts                                                             1,675            1,999
     Furnace and other                                                                           687            1,368
                                                                                      ---------------- -----------------
                                                                                               2,362            3,367
   Prepaid expenses                                                                              279              350
                                                                                      ---------------- -----------------
Total current assets                                                                          16,386           17,908

Property, plant and equipment, net                                                             5,650            6,789

Other assets:
   Patents, less accumulated amortization of $5,181 and $3,454                                13,102           14,829
   Goodwill, less accumulated amortization of $7,660 and $5,145                               42,765           45,280
   Deferred financing costs and other                                                          3,208            3,856
                                                                                      ---------------- -----------------
Total other assets                                                                            59,075           63,965
                                                                                      ---------------- -----------------
                                                                                            $ 81,111          $88,662
                                                                                      ================ =================
LIABILITIES AND SHAREHOLDER'S EQUITY (CAPITAL DEFICIENCY)
Current liabilities:
   Accounts payable                                                                         $  2,786         $  1,710
   Billings in excess of costs and estimated earnings on uncompleted contracts                 2,289            3,250
   Accrued liabilities:
     Interest                                                                                  4,462            4,462
     Salaries and wages                                                                        1,232            1,702
     Contract costs                                                                              876              795
     Other                                                                                       973            1,094
                                                                                      ---------------- -----------------
                                                                                               7,543            8,053
                                                                                      ---------------- -----------------
Total current liabilities                                                                     12,618           13,013
Long-term debt                                                                                69,572           69,464
Nonpension postretirement benefit obligation                                                     456              422
Shareholder's equity (Capital deficiency):
   Common stock $.01 par value; 1,000 shares authorized, issued and outstanding                    -                -
   Additional capital                                                                         15,750           15,750
   Shareholder's basis reduction                                                              (4,028)          (4,028)
   Retained deficit                                                                          (13,257)          (5,959)
                                                                                      ---------------- -----------------
Total shareholder's equity (capital deficiency)                                               (1,535)           5,763
                                                                                      ---------------- -----------------
                                                                                            $ 81,111         $ 88,662
                                                                                      ================ =================

See accompanying notes.

                                 GLASSTECH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                                         YEARS ENDED JUNE 30
                                                                             2000              1999             1998
                                                                        ---------------- ----------------- ----------------
Net revenue                                                                  $47,022           $50,545          $69,588
Cost of goods sold                                                            29,411            31,768           37,760
                                                                      -----------------------------------------------------
Gross profit                                                                  17,611            18,777           31,828

Selling, general and administrative expenses                                   7,626             8,632           11,035
Research and development expenses                                              3,633             3,368            4,247
Amortization expense                                                           4,243             4,243            4,356
                                                                      -----------------------------------------------------
Operating profit                                                               2,109             2,534           12,190

Interest expense                                                              (9,668)           (9,668)          (9,643)
Other income - net                                                               261               352              525
                                                                      -----------------------------------------------------
Income (loss) before income taxes                                             (7,298)           (6,782)           3,072

Income taxes not payable in cash                                                   -                 -           (2,249)
                                                                      -----------------------------------------------------
Net income (loss)                                                           $ (7,298)         $ (6,782)       $     823
                                                                      =====================================================


See accompanying notes.

                                 GLASSTECH, INC.
      CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (CAPITAL DEFICIENCY)
                             (DOLLARS IN THOUSANDS)




                                            COMMON STOCK                           SHAREHOLDER'S     RETAINED
                                      --------------------------   ADDITIONAL          BASIS         EARNINGS
                                         SHARES       AMOUNT        CAPITAL          REDUCTION       (DEFICIT)        TOTAL
                                      -------------------------------------------------------------------------------------------

Balance July 2, 1997                        1,000         $ -           $15,750         $(4,028)    $        -        $11,722
   Net income                                                                                              823            823
                                      -------------------------------------------------------------------------------------------
Balance, June 30, 1998                      1,000           -            15,750          (4,028)           823         12,545
   Net loss                                                                                             (6,782)        (6,782)
                                      -------------------------------------------------------------------------------------------
Balance, June 30, 1999                      1,000           -            15,750          (4,028)        (5,959)         5,763
   Net loss                                                                                             (7,298)        (7,298)
                                      -------------------------------------------------------------------------------------------
Balance, June 30, 2000                      1,000         $ -           $15,750         $(4,028)      $(13,257)       $(1,535)
                                      ===========================================================================================


See accompanying notes.

                                 GLASSTECH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                       YEARS ENDED JUNE 30
                                                                              2000             1999              1998
                                                                        ---------------- ---------------- -----------------
OPERATING ACTIVITIES
Net income (loss)                                                           $ (7,298)         $ (6,782)       $     823
Adjustments to reconcile net income (loss)to net cash (used in)
   provided by operating activities:
     Depreciation and amortization                                             6,232             6,343            6,447
     Accretion of debt discount                                                  107               107              107
     Nonpension postretirement benefit obligation expense in excess
       of payments                                                                34                17               15
     Income taxes not payable in cash                                             -                 -             2,249
     Other                                                                        -                 -                 7
     Changes in assets and liabilities affecting operations:
         Restricted cash                                                          -                 -             1,529
         Accounts receivable                                                  (2,547)            4,475           (2,855)
         Inventory                                                             1,005              (965)             832
         Prepaid expenses                                                         71                -                86
         Accounts payable                                                      1,076            (2,457)             480
         Billings in excess of costs and estimated earnings on
           uncompleted contracts                                                (961)           (1,058)          (6,583)
         Accrued liabilities                                                    (509)           (4,083)           4,784
                                                                      -----------------------------------------------------
Net cash (used in) provided by operating activities                           (2,790)           (4,403)           7,921

INVESTING ACTIVITIES

Additions to property, plant and equipment                                      (223)              (47)            (349)
Net assets purchased                                                               -                 -          (74,796)
Increase in long-term notes receivable                                             -                 -             (656)
Proceeds on sale of demonstration furnace                                          -                 -              270
Other                                                                             20               (10)              10
                                                                      -----------------------------------------------------
Net cash used in investing activities                                           (203)              (57)         (75,521)

FINANCING ACTIVITIES

Issuance of long-term debt and related warrants                                    -                 -           70,000
Issuance of common stock                                                           -                 -           15,000
Deferred financing costs                                                           -                 -           (4,279)
                                                                      -----------------------------------------------------
Net cash provided by financing activities                                          -                 -           80,721

Increase (decrease) in cash and cash equivalents                              (2,993)           (4,460)          13,121
Cash and cash equivalents at beginning of year                                 8,661            13,121                -
                                                                      -----------------------------------------------------
Cash and cash equivalents at end of year                                    $  5,668          $  8,661          $13,121
                                                                      =====================================================

Supplemental disclosure of cash flow information:
  Cash paid (received) during the year for the following:
       Interest                                                             $  8,925          $  8,925         $  4,438
                                                                      =====================================================
       Income taxes                                                       $      (21)       $       21        $    (311)
                                                                      =====================================================


                             See accompanying notes.

                                 GLASSTECH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.    BASIS OF PRESENTATION

Effective July 2, 1997, Glasstech, Inc. (the "Company") was acquired by Glasstech Holding Co. ("Holding") (the "Transaction"). In connection with the Transaction, Holding, a holding company formed for the purpose of completing the Transaction, formed a wholly owned subsidiary, Glasstech Sub Co. ("Sub Co.") which acquired all of the outstanding stock of the Company. Subsequently, Sub Co. was merged into the Company. Holding has no significant activities other than its investment in the Company. The acquisition was accounted for under the purchase method of accounting for financial reporting purposes and the purchase price of approximately $77,900 was allocated to the underlying net assets acquired.

In connection with accounting for the Transaction, the Company applied the provisions of Emerging Issues Task Force Issue 88-16 (EITF 88-16), whereby the carryover equity interests of certain shareholders from the predecessor company were recorded at their predecessor basis. As a result, shareholder's equity of the Company was reduced by $4,028 with a corresponding reduction to the value of goodwill acquired.

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

Goodwill is being amortized on the straight-line basis over 20 years. The Company periodically reviews goodwill to assess recoverability, generally based upon expectations of nondiscounted cash flows, excluding interest and taxes, and operating income.

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

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133) which establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. Statement 133 is effective for fiscal years beginning after June 15, 2000. Statement 133 is not expected to have a significant impact on the Company.

In December 1999 the SEC released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The bulletin provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The SEC has since delayed the required implementation until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the effect this bulletin may have on its financial position and results of operations.

3.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:


                                                                            AS OF JUNE 30
                                                                          2000            1999
                                                                   --------------------------------
        Cost:
          Land                                                             $   110        $   110
          Building and leasehold improvements                                2,372          2,331
          Machinery and equipment                                            1,095          1,119
          Demonstration glass tempering furnaces                             4,365          4,360
          Office equipment                                                   1,918          1,730
          Other                                                                  9              9
                                                                   --------------------------------
                                                                             9,869          9,659
       Less accumulated depreciation and amortization                       (4,219)        (2,870)
                                                                   --------------------------------
       Net property, plant and equipment                                    $5,650         $6,789
                                                                   ================================

4.    NOTES PAYABLE AND LONG-TERM DEBT

In connection with the Transaction, the Company issued $70,000 of 12-3/4% Senior Notes due 2004 (the "Old Notes") in a private offering exempt from registration under the Securities Act of 1933, as amended (the "1933 Act"). The offering of the Old Notes was also structured to permit resales under Rule 144 of the 1933 Act. In connection with the issuance of the Old Notes, the Company received from Holding warrants to purchase 877 shares of common stock of Holding valued at $750. These warrants were issued to the initial purchasers of the Old Notes. On December 2, 1997 the Company consummated an exchange offer (the "Exchange Offer") of its $70,000 Series B 12-3/4% Senior Notes Due 2004 (the "New Notes"), which were registered under the 1933 Act, for the Old Notes. The terms of the New Notes are substantially identical to the terms of the Old Notes and as used herein, will be referred to as the "Senior Notes." Interest on the Senior Notes is payable semi-annually on each January 1 and July 1. The terms of the Senior Notes do not require any scheduled principal payments prior to maturity.

The Company also entered into a revolving credit facility ("Credit Facility") in connection with the Transaction. The Credit Facility is available to fund working capital requirements as needed, and to secure standby letters of credit. The Credit Facility provides for borrowings up to $10,000 (including standby letters of credit), subject to a borrowing base of certain qualifying assets, and provides for interest on outstanding borrowings at the LIBOR rate plus 2.5%, payable semi-annually (9.18% at June 30, 2000). The credit facility is secured by substantially all of the assets of the Company. At June 30, 2000, the Company had no outstanding borrowings or standby letters of credit under the Credit Facility and the borrowing base approximated $8,100.

The Senior Notes and Credit Facility, as amended, contain numerous financial and other covenants which include the maintenance of certain levels of earnings as defined, restrictions on the payment of dividends and the incurrence of additional indebtedness as well as certain types of business activities and investments. The Company believes that it is in material compliance with all such covenants.

At June 30, 2000 and 1999, the Company believes the carrying value of the Senior Notes exceeds their fair value. Although the Senior Notes are publicly traded, the trading volume is so low that the Company is unable to determine their fair value.

5.    EMPLOYEE BENEFIT PLANS

The Company has defined contribution retirement plans that cover substantially all employees. Contributions for the Employees' Pension Plan, which are based on participants' compensation, are funded annually, in arrears. Annual expense for this plan approximated $534, $616 and $639, for the years ended June 30, 2000, 1999 and 1998, respectively. The Company does not match contributions made by employees under the Employees' Savings Plan, a 401(k) plan.

Glasstech provides certain retiree healthcare insurance benefits to eligible retired employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. These benefits are provided at the discretion of Glasstech and are subject to revision or termination at any time. The Company funds such costs as they are incurred.

The components of the net periodic postretirement benefit cost for the years ended June 30 are as follows:


                                                                        2000            1999           1998
                                                                   ------------------------------------------------
       Service cost (benefits earned during the period)                   $17             $16            $16
       Interest cost on accumulated postretirement benefit
          obligation                                                       36              32             31
       Recognized net actuarial loss                                        3               -              -
                                                                   ------------------------------------------------
       Net periodic postretirement benefit cost                           $56             $48            $47
                                                                   ================================================

The changes in the accumulated postretirement benefit obligation and amounts accrued were as follows:


                                                                        2000            1999
                                                                   --------------------------------
       Change in accumulated postretirement benefit obligation:
          Benefit obligation, beginning of year                           $527            $405
          Service cost                                                      17              16
          Interest cost                                                     36              32
          Actuarial loss (gain)                                            (12)            106
          Benefits paid                                                    (22)            (32)
                                                                   --------------------------------
       Benefit obligation, end of year                                    $546            $527
                                                                   ================================
       Funded status of plan                                              $546             $527
       Unrecognized net loss                                               (90)            (105)
                                                                   --------------------------------
       Accrued benefit obligation                                         $456        $     422
                                                                   ================================

The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.0% at June 30, 2000 and 1999. The assumed healthcare cost trend rates used to measure the expected cost of benefits covered by this plan ranges principally from 4.25% to 5.75%, and decrease ratably to 4.20% by fiscal year 2010.

6.    FEDERAL INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax liabilities and assets at June 30 are as follows:


                                                                        2000            1999
                                                                   --------------------------------
       Deferred income tax liabilities:
          Contract revenues                                              $(3,261)         $(4,664)
          Tax basis differences on purchased assets                       (1,530)            (497)
          Property, plant and equipment                                     (613)            (756)
                                                                   --------------------------------
       Total deferred income tax liabilities                              (5,404)          (5,917)

       Deferred income tax assets:
          Federal income tax operating loss carryovers                    17,692           16,376
          Accrued liabilities and reserves                                   565              630
          Other                                                              421              402
                                                                   --------------------------------
       Total deferred income tax assets                                   18,678           17,408
       Less valuation allowance                                           13,274           11,491
                                                                   --------------------------------
       Net deferred income tax assets                                      5,404            5,917
                                                                   --------------------------------
       Total deferred income taxes--net                                $       -         $      -
                                                                   ================================

A valuation allowance has been recorded against the Company's deferred income tax assets due to the uncertainties surrounding the realization of any future tax benefit.

The consolidated effective income tax rate differs from the statutory U. S. federal tax rate for the following reasons and by the following percentages:


                                                                        2000            1999           1998
                                                                   ------------------------------------------------
       Statutory U. S. Federal tax rate                                 (34.0)%         (34.0)%         34.0%
       Increase (reduction) in tax rate
          resulting from:
            Effect of increase (reduction) in valuation reserve
              for deferred income taxes                                  22.1            20.9              -
            Amortization of goodwill                                     11.8            12.7           32.5
            State income taxes                                              -               -            4.3
            Other                                                         0.1             0.4            2.4
                                                                   ------------------------------------------------
       Effective tax rate                                                   -%              -%          73.2%
                                                                   ================================================

At June 30, 2000, the Company has net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $46,559 and $43,372, respectively, which expire in the years 2009 through 2015. Such loss carryforwards have annual usage limitations which, if not utilized in a given year, may be utilized in subsequent years.

Income taxes not payable in cash represent the tax effect of certain acquired temporary differences and are recorded as a reduction to goodwill.

7.    LEASES

The Company leases manufacturing, warehouse and office buildings under long-term agreements. The Company has the option to renew the manufacturing and office buildings leases for one additional five-year period at slightly higher rates. Total rental expense amounted to $415, $397 and $391, respectively for each of the three years in the period ended June 30, 2000. Total rental commitments under the operating leases for fiscal years subsequent to June 30, 2000 are as follows: 2001--$429, 2002--$429, 2003--$388, 2004--$165 and in aggregate $1,411.

8.    GEOGRAPHIC AND CUSTOMER INFORMATION

The Company operates in one industry segment, the design and manufacturer of glass bending and tempering equipment. The Company's net revenues from external customers are derived from glass bending and tempering equipment and related replacement parts and service. The Company's net revenues from external customers by geographic areas and customers who represent 10% or more of total sales for 2000, 1999 and 1998 are presented below. Long-lived assets, consisting of property, plant and equipment, patents and goodwill, located outside the United States are not significant.


                                                                        2000            1999           1998
                                                                   ------------------------------------------------
       Net Revenue by Geographic Location:
          United States                                                  $29,009         $23,995       $23,509
          Europe                                                           8,053          10,338        11,518
          Asia-Pacific                                                     5,555          14,189        27,654
          Latin America                                                    4,072           1,638         5,384
          Other                                                              333             385         1,523
                                                                   ------------------------------------------------
                                                                         $47,022         $50,545       $69,588
                                                                   ================================================



                                                                        2000            1999           1998
                                                                   ------------------------------------------------
       Major customers percentage of net revenue:
          Customer A                                                      16.5%            2.4%           1.2%
          Customer B                                                      11.7            17.7           13.4
          Customer C                                                      10.3               -              -
          Customer D                                                       6.4            10.2            9.7
          Customer E                                                       6.0            17.3           14.9

9.    TRANSACTIONS WITH AFFILIATE

Upon consummation of the Transaction, the Company entered into an advisory agreement with Key Equity Capital Corporation ("KECC"), a major shareholder, at an annual expense of $200 adjusted to $150 effective October 1, 1998. Effective June 30, 2000, Blue Point Capital Partners ("BPCP") succeeded KECC's interest in the advisory agreement.

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


             NAME                         AGE                               POSITION
             ----                         ---                               --------
Mark D. Christman                         48              Director, President and Chief Executive Officer
John S. Baxter                            60              Senior Vice President, Marketing and Sales
Kenneth H. Wetmore                        53              Vice President, General Counsel and Secretary
Ronald A. McMaster, Ph.D.                 61              Vice President, Corporate Development
Diane S. Tymiak                           43              Vice President, Treasurer and Chief Financial Officer
Larry E. Elliott                          51              Vice President, Manufacturing
James P. Schnabel                         40              Vice President, Development and Engineering
David P. Given                            46              Director
John A. LeMay                             34              Director
James M. Papada, III                      52              Director
Edmund S. Wright                          57              Director

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

         David P. Given became a Managing Partner of Blue Point Capital Partners, L.P. ("BPCP"), a venture capital firm, effective June 30, 2000. See "Certain Relationships and Certain Transactions." Prior to joining BPCP, Mr. Given had been President of KECC since 1995 and joined KECC as a Vice President in 1990. Mr. Given serves as a director of several privately held companies. Upon the consummation of the Transactions, Mr. Given began to serve as Director.

         John A. LeMay became a Principal with BPCP, effective June 30, 2000. Prior to joining BPCP, Mr. LeMay joined KECC as a Vice President in 1998. Prior to joining KECC, Mr. LeMay was employed by the Boston Consulting Group, Inc. and Salomon Brothers, Inc. Mr. LeMay became a Director in May 1999.

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

         All Directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Executive Officers serve at the discretion of the Board. Compensation of Directors, not employed by the Company or affiliated with KECC or BPCP, is $20,000 per year.

           Under the Stockholders' Agreement (as defined herein), Messrs. Given and LeMay serve as directors as representatives of KECC, and Mr. Christman serves as a director by virtue of his position as President and Chief Executive Officer of the Company and Holding.

ITEM 11.   EXECUTIVE COMPENSATION.

         The following table sets forth the compensation received by the Company's Chief Executive Officer and the four other highest paid executive officers (together with the Chief Executive Officer, the "Named Executive Officers") for services to the Company in fiscal years 2000, 1999 and 1998.


                                                 SUMMARY COMPENSATION TABLE
                                                                                        ANNUAL                 ALL OTHER
                                                                                     COMPENSATION             COMPENSATION
                                                                                  -----------------------     ------------
NAME AND PRINCIPAL POSITION                                    FISCAL YEAR        SALARY         BONUS(a)          (b)
---------------------------                                    -----------        ------         --------          ---

Mark D. Christman                                                  2000         $296,140      $  228,000         $14,264
 President and Chief Executive Officer....................         1999          289,909       1,058,000          13,848
                                                                   1998          309,634         970,000          13,348

John S. Baxter                                                     2000          231,847          70,000          14,708
 Senior Vice President, Marketing and Sales...............         1999          226,935         322,000          14,400
                                                                   1998          233,254         296,000          13,900

Kenneth H. Wetmore                                                 2000          201,002          40,000          14,162
 Vice President, General Counsel and Secretary............         1999          196,932         170,000          14,076
                                                                   1998          200,080         136,000          13,481

Ronald A. McMaster                                                 2000          184,004          15,000          15,098
 Vice President, Corporate Development....................         1999          180,160          72,000          14,400
                                                                   1998          179,464          66,000          23,900

James P. Schnabel                                                  2000          159,254          35,000          14,120
 Vice President, Development..............................         1999          146,574         148,000          13,632
                                                                   1998          144,690         136,000          13,132

(a) Represent bonus amounts paid in the fiscal years listed but related to prior year performance.

(b) Represents (i) a pension plan contribution equal to 5% of each Named Executive Officer's first $160,000 of compensation under the Company's pension plan and (ii) imputed income on life insurance provided by the Company.

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

         Performance Bonus Pool. Each member of Executive Management is eligible to receive a distribution from the Performance Bonus Pool (based upon a calculated EBITDA as defined in the Employment Agreements). Amounts made available by the Company pursuant to the Performance Bonus Pool at the end of each fiscal year are based on the calculated EBITDA of the Company for such fiscal year or the average calculated EBITDA for all fiscal years, whichever is greater (as defined in the Employment Agreements). If calculated EBITDA (which for such purpose will be computed before deducting any fees payable to KECC or BPCP subsequent to June 30, 2000) is between $14.0 million and $15.0 million as of such fiscal year, then amounts available for distribution pursuant to the Performance Bonus Pool will generally be 5.0% of calculated EBITDA. If calculated EBITDA is more than $15.0 million but not over $16.0 million, then amounts available for distribution pursuant to the Performance Bonus Pool will generally be 7.5% of calculated EBITDA. If calculated EBITDA is more than $16.0 million, then amounts available for distribution pursuant to the Performance Bonus Pool will generally be 10.0% of calculated EBITDA. The Directors, at their discretion, but after consultation with the President, will distribute the Performance Bonus Pool among the members of Executive Management using its discretion; but Mr. Christman, under the terms of his employment agreement, is entitled to receive at least 40% of the Performance Bonus Pool. The Directors are required to distribute the entire amount of the Performance Bonus Pool among some or all members of Executive Management.

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

EMPLOYEES' PENSION PLAN AND EMPLOYEES' SAVINGS PLAN

         The Company's Employees' Pension Plan and Employees' Savings Plan cover substantially all of its employees. Under the Employees' Pension Plan, the Company may make annual contributions to the participants equal to 5% of each participant's compensation up to $160,000. For the fiscal years ended June 30, 1998, 1999 and 2000, the Company's expense under the Employees' Pension Plan approximated $639,000 $616,000 and $534,000, respectively. The Company does not match contributions made by employees under the Employees' Savings Plan, a 401(k) plan.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Holding owns 100% of the issued and outstanding common stock of the Company. As of September 15, 2000, the following entities or persons owned the outstanding Common Stock of Holding as set forth below.


                                   CLASS A COMMON STOCK    CLASS B COMMON STOCK   CLASS C COMMON STOCK   CLASS D COMMON STOCK
                                  ------------------------ ---------------------  ---------------------  ---------------------
                                  NUMBER OF   PERCENT OF   NUMBER OF  PERCENT OF  NUMBER OF  PERCENT OF  NUMBER OF  PERCENT OF
                                  SHARES(a)   OWNERSHIP(b) SHARES(c)  OWNERSHIP   SHARES     OWNERSHIP   SHARES     OWNERSHIP
                                  ---------   ------------ ---------  ----------  ---------  ----------  ---------  ----------
Key Equity Capital Corporation
127 Public Square, 28th Floor
Cleveland, Ohio 44114-1306 (d)        1,550          37.5%    8,405    100.0%           --         --         --         --

Key Equity Partners 97
127 Public Square, 28th Floor
Cleveland, Ohio 44114-1306 (e)           --          --          --         --       3,335      66.7%         --         --

David Given (e)
127 Public Square, 28th Floor
Cleveland, Ohio 44114-1306               --          --          --         --       3,335      66.7%         --         --

Executive Management (f)
   Mark D. Christman                  1,010          24.4%       --         --         834      16.7%      4,000      40.0%
   John S. Baxter                       175           4.2%       --         --         267       5.3%      1,800      18.0%
   Kenneth H. Wetmore                   125           3.0%       --         --         133       2.7%      1,000      10.0%
   Ronald A. McMaster, Ph.D.            150           3.6%       --         --          67       1.3%        500       5.0%
   Diane S. Tymiak                       90           2.2%       --         --         100       1.9%        700       7.0%
   Larry E. Elliot                       35           0.9%       --         --         133       2.7%      1,000      10.0%
   James P. Schnabel                     75           1.8%       --         --         133       2.7%      1,000      10.0%

Key Equity Group (g)                  3,210          77.6%    8,405     100.0%       5,002     100.0%     10,000     100.0%

James M. Papada, III                     25           0.6%       --         --          --         --         --         --
Edmund S. Wright                         25           0.6%       --         --          --         --         --         --

All officers and directors as a group 3,260          78.8%    8,405     100.0%       5,002     100.0%     10,000     100.0%

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

(e) Mr. Given is a partner of KEP 97. Accordingly, Mr. Given may be deemed to beneficially own the shares owned by KEP 97.

(f) Simultaneously with the consummation of Transaction, Executive Management purchased 1,660 shares of Class A Common Stock on the same terms and conditions as those shares of Class A Common Stock that are purchased by KECC. In addition, Executive Management received 1,667 shares of Class C Common Stock in connection with the Restricted Stock Plan and up to 10,000 shares of Class D Common Stock that may be earned under the Performance Share Program.

(g)  The Key Equity Group is comprised of Executive Management, KECC and KEP 97.

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

         In addition, the Stockholders Agreement provides that Holding will not, and will not permit any of its subsidiaries (including the Company), to take any of the following actions without the written consent of KECC or Key Equity Partners, a general partnership comprised of certain affiliates of KECC ("KEP 97"): (i) acquire any assets (other than in the ordinary course of business), capital stock, or any other interest in another business or entity; (ii) sell, lease, transfer, mortgage, pledge, or encumber all or substantially all of its assets; (iii) dispose of any business entity or product line or any division or subsidiary; (iv) enter into any merger, consolidation, reorganization or recapitalization, or any agreement to do any of the foregoing or reclassify any of its equity securities; (v) issue any equity security, or issue any options, warrants, convertible securities, or other rights (contingent or otherwise) to acquire any equity securities, except for shares of Class A Common Stock issued pursuant to the Warrants and the issuance of stock to an employee of Holding or any of its subsidiaries in accordance with a stock purchase or award program plan or the conversion of stock as described in the Certificate of Incorporation; (vi) form or acquire any subsidiary except those now existing;
(vii) except as otherwise contemplated by the Stockholders Agreement, declare or pay any dividends or distributions on the Common Stock or other equity securities or redeem or repurchase any Common Stock; (viii) grant its consent to a transfer of stock otherwise prohibited by the Stockholders Agreement; (ix) incur, assume or guaranty any indebtedness for borrowed money in excess of certain amounts in any fiscal year; (x) make any loans or advances to any stockholders or any employees of Holding or any of its subsidiaries other than advances to employees in the ordinary course of business which do not exceed certain amounts per year; (xi) make capital expenditures in excess of certain amounts in any fiscal year; (xii) except as otherwise contemplated by the Stockholders Agreement, enter into any transaction with any stockholder or any affiliate of Holding or its subsidiaries or any stockholder that is on terms less favorable to Holding and its subsidiaries than could be obtained from unaffiliated third parties on an arm's-length basis;
(xiii) amend its Certificate of Incorporation or By-Laws; or (xiv) enter into any agreement to do any of the foregoing.

         Conversion. Each holder of Class B Common Stock is entitled at any time and from time to time to convert any or all of the shares of that holder's Class B Common Stock into the same number of shares of Class A Common Stock as provided in the Certificate of Incorporation; each holder of Class A Common Stock is entitled at any time and from time to time to convert any or all of the shares of that holder's Class A Common Stock into the same number of shares of Class B Common Stock as provided in the Certificate of Incorporation; provided that in the case of a conversion from Class B Common Stock, which is non-voting, into Class A Common Stock, which is voting, the holder of shares to be converted would be permitted under applicable law to hold the total number of shares of Class A Common Stock which would be held after giving effect to the conversion. The conversion of the Class B Common Stock held by BPCP could result in a change of control of Holding and the Company, since Holding is the sole stockholder of the Company.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS.

      Upon consummation of the Transaction, the Company entered into an advisory agreement with KECC, pursuant to which KECC consults with the Directors and members of Executive Management on such general business and financial matters as may be requested by the Board of Directors, including: (i) corporate strategy; (ii) budgeting of future corporate investment; and (iii) acquisition and divestiture strategies. In exchange for such services, KECC received an annual fee of $200,000, payable quarterly in arrears. Effective October 1, 1998, this fee was adjusted to $150,000.

      Effective June 30, 2000, Messrs. Given and LeMay resigned their positions with KECC and their affiliates and became a Managing Partner and Principal of BPCP, respectively. In addition, effective June 30, 2000, an affiliate of BPCP and KECC entered into an Investment Management Agreement, pursuant to which the affiliate of BPCP agreed to manage KECC's existing investments, which includes its investment in Holding. As a result of entering into the Investment Management Agreement, the affiliate of BPCP effectively succeeded to KECC's interest in the fees payable under the advisor agreement.

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

                                    PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

         (a) (1) Financial Statements:

              See Index to Consolidated Financial Statements on page 23 included herein.

         (a) (2) Financial Statement Schedule:

              Schedule II--Valuation and Qualifying Accounts on page S-1.

              All other schedules are omitted as the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information is presented in the consolidated financial statements or related notes.

         (a) (3) Exhibits:

              2.1(a)       Agreement and Plan of Merger
              2.2(a)       Amendment to Agreement and Plan of Merger
              3.1(a)       Restated Certificate of Incorporation of the
                           Registrant
              3.2(a)       By-laws of the Registrant
              4.1(a)       Indenture (including form of Note)
              4.2(a)       First Supplemental Indenture
              10.1(a)      Financing and Security Agreement between Bank of
                           America, N.A., (f/k/a NationsBank, N.A.) and the
                           Registrant
              10.1.1(b)    Second Amendment to Financing and Security Agreement
                           between Bank of America, N.A., (f/k/a NationsBank,
                           N.A.) and the Registrant
              10.1.2(c)    Third Amendment to Financing and Security Agreement
                           between Bank of America, N.A., (f/k/a NationsBank,
                           N.A.) and the Registrant
              10.2(a)      Plant and Office Lease
              10.3(a)      Warehouse Lease
              10.4(a)      Advisory Agreement between the Registrant and Key
                           Equity Capital Corporation
              10.5(a)      Form of Exchange Agent Agreement between United
                           States Trust Company of New York and the Registrant
              10.6(a)      Employment Agreement among Glasstech Holding Co., the
                           Registrant and John S. Baxter
              10.7(a)      Employment Agreement among Glasstech Holding Co., the
                           Registrant and Mark D. Christman
              10.8(a)      Employment Agreement among Glasstech Holding Co., the
                           Registrant and Larry E. Elliott
              10.9(a)      Employment Agreement among Glasstech Holding Co., the
                           Registrant and Ronald A. McMaster
              10.10(a)     Employment Agreement among Glasstech Holding Co., the
                           Registrant and James P. Schnabel, Jr.
              10.11(a)     Employment Agreement among Glasstech Holding Co., the
                           Registrant and Diane S. Tymiak
              10.12(a)     Employment Agreement among Glasstech Holding Co., the
                           Registrant and Kenneth H. Wetmore
              10.13(a)     Securities Purchase Agreement between the Registrant,
                           as successor to Glasstech Sub Co., and CIBC Wood
                           Gundy Securities Corp.
              10.14(a)     Registration Rights Agreement between the Registrant,
                           as successor to Glasstech Sub Co., and CIBC Wood
                           Gundy Securities Corp.
              21.1(a)      List of Subsidiaries.
              27.1(d)      Financial Data Schedule

              (a)Incorporated by reference from the Company's Registration
                 Statement on Form S-4 (Registration No. 333-34391) (the "Form S-4") filed on August 26, 1997. Each of the above exhibits has the same exhibit number in the Form S-4.
              (b)Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on February 11, 1999.
              (c)Incorporated by reference from the Company's Annual Report on
                 Form 10-K filed on September 23, 1999.
              (d) Filed herewith.

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


                                                                GLASSTECH, INC.

Date:  September 26, 2000                                                            /s/ Mark D. Christman
                                                                ------------------------------------------------------------
                                                                                       MARK D. CHRISTMAN
                                                                             President and Chief Executive Officer

      PURSUANT TO THE REQUIREMENTS OF SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING
PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

Date:  September 26, 2000                                                            /s/ Mark D. Christman
                                                                ------------------------------------------------------------
                                                                                       MARK D. CHRISTMAN
                                                                        Director, President and Chief Executive Officer
                                                                                 (Principal Executive Officer)


Date:  September 26, 2000                                                             /s/ Diane S. Tymiak
                                                                ------------------------------------------------------------
                                                                                        DIANE S. TYMIAK
                                                                     Vice President, Treasurer and Chief Financial Officer
                                                                         (Principal Financial and Accounting Officer)


Date:  September 26, 2000                                                             /s/ David P. Given
                                                                ------------------------------------------------------------
                                                                                        DAVID P. GIVEN
                                                                                           Director

Date:  September 26, 2000                                                               /s/ John LeMay
                                                                ------------------------------------------------------------
                                                                                          JOHN LEMAY
                                                                                           Director

Date:  September 26, 2000                                                          /s/ James M. Papada, III
                                                                ------------------------------------------------------------
                                                                                     JAMES M. PAPADA, III
                                                                                           Director

Date:  September 26, 2000                                                            /s/ Edmund S. Wright
                                                                ------------------------------------------------------------
                                                                                       EDMUND S. WRIGHT
                                                                                           Director

                                 GLASSTECH, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                            ADDITIONS
                                                                             CHARGED                           BALANCE
                                                            BALANCE AT          TO              AMOUNT            AT
                                                             BEGINNING       COSTS AND          CHARGED         END OF
                DESCRIPTION                                  OF PERIOD       EXPENSES             OFF           PERIOD
                -----------                                 ----------      ----------          -------         ------
Year ended June 30, 2000:

  Allowance for doubtful accounts                              $   40          $   --           $   --        $     40
                                                               ======          ======           ======        ========

  Accrued contract costs                                       $  795          $1,963           $1,884        $    874
                                                               ======          ======           ======        ========



Year ended June 30, 1999:

  Allowance for doubtful accounts                              $   40          $   --           $   --        $     40
                                                               ======          ======           ======        ========

  Accrued contract costs                                       $2,382          $1,694           $3,281        $    795
                                                               ======          ======           ======        ========



Year ended June 30, 1998:

Allowance for doubtful accounts                                $  141          $ (101)          $   --        $     40
                                                               ======          ======           ======        ========

  Accrued contract costs                                       $3,780          $1,717           $3,115        $  2,382
                                                               ======          ======           ======        ========

                                  EXHIBIT INDEX

              2.1(a)    Agreement and Plan of Merger
              2.2(a)    Amendment to Agreement and Plan of Merger
              3.1(a)    Restated Certificate of Incorporation of the Registrant
              3.2(a)    By-laws of the Registrant
              4.1(a)    Indenture (including form of Note)
              4.2(a)    First Supplemental Indenture
              10.1(a)   Financing and Security Agreement between Bank of
                        America, N.A., (f/k/a NationsBank, N.A.) and the
                        Registrant
              10.1.1(b) Second Amendment to Financing and Security Agreement
                        between Bank of America, N.A., (f/k/a NationsBank, N.A.)
                        and the Registrant
              10.1.2(c) Third Amendment to Financing and Security Agreement
                        between Bank of America, N.A., (f/k/a NationsBank, N.A.)
                        and the Registrant
              10.2(a)   Plant and Office Lease
              10.3(a)   Warehouse Lease
              10.4(a)   Advisory Agreement between the Registrant and Key Equity
                        Capital Corporation
              10.5(a)   Form of Exchange Agent Agreement between United States
                        Trust Company of New York and the Registrant
              10.6(a)   Employment Agreement among Glasstech Holding Co., the
                        Registrant and John S. Baxter
              10.7(a)   Employment Agreement among Glasstech Holding Co., the
                        Registrant and Mark D. Christman
              10.8(a)   Employment Agreement among Glasstech Holding Co., the
                        Registrant and Larry E. Elliott
              10.9(a)   Employment Agreement among Glasstech Holding Co., the
                        Registrant and Ronald A. McMaster
              10.10(a)  Employment Agreement among Glasstech Holding Co., the
                        Registrant and James P. Schnabel, Jr.
              10.11(a)  Employment Agreement among Glasstech Holding Co., the
                        Registrant and Diane S. Tymiak
              10.12(a)  Employment Agreement among Glasstech Holding Co., the
                        Registrant and Kenneth H. Wetmore
              10.13(a)  Securities Purchase Agreement between the Registrant, as successor to Glasstech Sub Co., and CIBC Wood Gundy
                        Securities Corp.
              10.14(a)  Registration Rights Agreement between the Registrant, as successor to Glasstech Sub Co., and CIBC Wood Gundy
                        Securities Corp.
              21.1(a)   List of Subsidiaries.
              27.1(d)   Financial Data Schedule

              (a) Incorporated by reference from the Company's Registration
                  Statement on Form S-4 (Registration No. 333-34391) (the "Form S-4") filed on August 26, 1997. Each of the above exhibits has the same exhibit number in the Form S-4.
              (b) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on February 11, 1999.
              (c) Incorporated by reference from the Company's Annual Report on
                  Form 10-K filed on September 23, 1999.
              (d) Filed herewith.