Form 10-Q
period 2000-09-30
GLASSTECH INC
filed 2000-11-14
CIK 857565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended September 30, 2000

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

Yes [X] No [ ]

The number of shares common stock, $.01 par value as of November 3, 2000 was 1,000.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      The condensed consolidated financial statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements. Accordingly they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Annual Report on Form 10-K for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 27, 2000. The interim results of operations are not necessarily indicative of results for the entire year.

GLASSTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2000	June 30, 2000

Assets

Current assets:
Cash and cash equivalents	$1,312	$5,668

Accounts receivable:

Contracts:
Uncompleted, including unbilled amounts of $1,755 and $2,211	8,457	4,820
Completed	1,434	1,626
Trade, less allowance of $40 for doubtful accounts	1,754	1,631

	11,645	8,077

Inventory:
Replacement and service parts	1,853	1,675
Furnace and other	687	687

	2,540	2,362
Prepaid expenses	428	279

Total current assets	15,925	16,386

Property, plant and equipment, net	5,401	5,650

Other assets:
Patents, less accumulated amortization of $5,613 and $5,181	12,670	13,102
Goodwill, less accumulated amortization of $8,289 and $7,660	42,136	42,765
Deferred financing costs and other	3,049	3,208

Total other assets	57,855	59,075

	$79,181	$81,111

Liabilities and capital deficiency

Current liabilities:
Accounts payable	$2,704	$2,786
Billings in excess of costs and estimated earnings on uncompleted contracts	6,132	2,289

Accrued liabilities:
Interest	2,231	4,462
Salaries and wages	951	1,232
Contract costs	877	876
Other	891	973

	4,950	7,543

Total current liabilities	13,786	12,618

Long-term debt	69,598	69,572
Nonpension postretirement obligation	465	456

Capital deficiency:
Common stock $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional capital	15,750	15,750
Shareholder’s basis reduction	(4,028)	(4,028)
Deficit	(16,390)	(13,257)

Total capital deficiency	(4,668)	(1,535)

	$79,181	$81,111

See accompanying notes.

GLASSTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2000	1999

Net revenue	$10,415	$9,194
Cost of goods sold	7,153	5,774

Gross profit	3,262	3,420

Selling, general and administrative expenses	2,056	1,807
Research and development expenses	887	953
Amortization expense	1,061	1,061

Operating loss	(742)	(401)

Interest expense	(2,417)	(2,417)
Other income — net	26	40

Net loss	$(3,133)	$(2,778)

See accompanying notes.

GLASSTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2000	1999

Operating activities:
Net loss	$(3,133)	$(2,778)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,501	1,577
Nonpension postretirement benefit obligation expense in excess of payments	9	6
Accretion of debt discount	27	27

Changes in assets and liabilities affecting operations:
Accounts receivable	(3,568)	(2,490)
Inventory	(178)	564
Prepaid expenses	(149)	(127)
Accounts payable	(82)	(1)
Billings in excess of costs and estimated earnings on uncompleted contracts	3,843	1,051
Accrued liabilities	(2,593)	(2,387)

Net cash used in operating activities	(4,323)	(4,558)

Investing activities
Additions to property, plant and equipment	(34)	(17)
Other	1	—

Net cash used in investing activities	(33)	(17)

Financing activities
Other	—	14

Net cash provided by financing activities	—	14

Decrease in cash and cash equivalents	(4,356)	(4,561)
Cash and cash equivalents at beginning of period	5,668	8,661

Cash and cash equivalents at end of period	$1,312	$4,100

Supplemental disclosure of cash flow information:

Cash paid (received) during the period for the following:
Interest	$4,463	$4,463

Income taxes	$—	$(21)

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

      The condensed consolidated balance sheet as of June 30, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.  Notes Payable and Long-Term Debt

      In connection with the Transaction, the Company issued $70,000 of 12 3/4% Senior Notes due 2004 (the “Old Notes”) in a private offering exempt from registration under the Securities Act of 1933, as amended (the “1933 Act”). The offering of the Old Notes was also structured to permit resales under Rule 144A of the 1933 Act. In connection with the issuance of the Old Notes, the Company received from Holding warrants to purchase 877 shares of common stock of Holding valued at $750. These warrants were issued to the initial purchasers of the Old Notes. On December 2, 1997, the Company consummated an exchange offer (the “Exchange Offer”) of its $70,000 Series B 12 3/4% Senior Notes Due 2004 (the “New Notes”), which were registered under the 1933 Act, for the Old Notes. The terms of the New Notes are substantially identical to the terms of the Old Notes and as used herein, will be referred to as the “Senior Notes.” Interest on the Senior Notes is payable semi-annually on each January 1 and July. The terms of the Senior Notes do not require any scheduled principal payments prior to maturity.

      The Company also entered into a revolving credit facility (the “Credit Facility”) in connection with the Transaction. The Credit Facility is available to fund working capital requirements as needed and secure standby letters of credit. The Credit Facility provides for borrowings up to $13,000 (including standby letters of credit), subject to a borrowing base of certain qualifying assets up to a maximum of $7,000. Any borrowings or standby letters of credit above $7,000 must be cash collateralized. The Credit Facility provides for interest on outstanding borrowings at the LIBOR rate plus 2.5%, payable semi-annually, and is secured by substantially all of the assets of the Company. At September 30, 2000, the Company had no outstanding borrowings, $1,162 in standby letters of credit secured and the borrowing base is $7,000.

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

      The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 27, 2000. The interim results of operations, historical results and percentage relationships set forth in this MD&A section and the financial statements, including trends that might appear, should not be taken as indicative of future operations.

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

Results of Operations

      The following table presents the amounts and the percentage of total net revenue for certain revenue and expense items for the periods indicated:

	Three months Ended
	September 30,

	2000		1999

Net revenue (a)
Original Equipment	$5,611	53.9%	$5,360	58.3%
Aftermarket	4,804	46.1	3,834	41.7

Total net revenue	10,415	100.0	9,194	100.0
Cost of goods sold (a)	7,153	68.7	5,774	62.8

Gross profit	3,262	31.3	3,420	37.2
Selling, general and administrative	2,056	19.7	1,807	19.7
Research and development expense	887	8.5	953	10.4
Amortization expense (b)	1,061	10.2	1,061	11.5

Operating loss	$(742)	(7.1)%	$(401)	(4.4)%

Amortization expense (b)	1,061	10.2	1,061	11.5
Depreciation expense	282	2.7	356	3.9

EBITDA	$601	5.8%	$1,016	11.0%

(a)	Contract revenues and cost of goods sold are recognized on a percentage completion basis measured by the percentage of costs incurred to the estimated total costs of each contract.

(b)	Amortization expense excludes the amortization of deferred financing costs, which is included with interest expense.

Three months Ended September 30, 2000 compared with the Three months Ended September 30, 1999

      Net revenue for the three months ended September 30, 2000 increased $1,221, or 13.3%, to $10,415 from $9,194 for the three months ended September 30, 1999. Original Equipment revenue increased $251, or 4.7%, to $5,611 for the three months ended September 30, 2000 compared to $5,360 for the three months ended September 30, 1999. Aftermarket revenue increased $970, or 25.3% to $4,804 for the three months ended September 30, 2000 from $3,834 for the three months ended September 30, 1999. The increase in aftermarket revenue was primarily the result of an increase in retrofit and tooling revenue partially offset by a decline in spare parts and engineering service revenue. Retrofit and tooling revenues fluctuate based on customer demands and are influenced by a variety of factors, including economic conditions and the customers’ retrofit schedules and the timing of automotive manufacturers’ design changes, which may impact the release of tooling orders.

      A significant portion of the Company’s net revenue is generated from customers outside the United States. For the three months ended September 30, 2000, Original Equipment revenue from foreign customers increased to $4,024 (71.7% of total Original Equipment revenue) as compared to $3,097 (57.8% of total Original Equipment revenue) for the three months ended September 30, 1999. The percentage of aftermarket revenue from foreign customers increased to 57.9% of total aftermarket revenue for the three months ended September 30, 2000 compared to 50.7% for the three months ended September 30, 1999. For the three months ended September 30, 2000 and 1999 approximately 21.7% and 15.1%, respectively, of the Company’s net revenue was derived from sales of products to customers located in the Asia-Pacific region. The portion of the Company’s net revenue generated from customers outside the United States can fluctuate from time to time depending on location of contract signings.

      Gross profit decreased $158, or 4.6%, to $3,262 for the three months ended September 30, 2000 as compared to $3,420 for the three months ended September 30, 1999. The gross margin decreased to 31.3% from 37.2% due primarily to the current mix of contracts.

      Selling, general and administrative expenses increased $249, or 13.8%, to $2,056 for the three months ended September 30, 2000 as compared to $1,807 for the three months ended September 30, 1999. This increase was primarily the result of an increase in marketing expense related to a bi-annual trade show.

      Research and development expenses decreased $66 or 6.9% to $887 for the three months ended September 30, 2000 as compared to $953 for the three months ended September 30, 1999 as a result of decreases in utility usage and depreciation.

      Operating loss increased $341 to $742 for the three months ended September 30, 2000 as compared to $401 for the three months ended September 30, 1999. Operating loss, as a percentage of revenue was 7.1% for the three months ended September 30, 2000 and 4.4% for the three months ended September 30, 2000. The increase in operating loss was the result of the decline in gross profit as well as the increase in selling, general and administrative expenses.

      No income tax expense or benefit has been provided in the three months ended September 30, 2000 and 1999 due to the recorded loss and the uncertainty related to the future realization of such amounts.

      Net loss was $3,133 for the three months ended September 30, 2000 compared to a net loss of $2,778 for the three months ended September 30, 1999. The net loss was the result of the increase in operating loss.

      EBITDA, which is defined as operating profit plus depreciation and amortization, was $601 for the three months ended September 30, 2000 compared to $1,016 for the three months ended September 30, 1999. The decrease in EBITDA was the result of the increase in operating loss.

Liquidity and Capital Resources

      The Company’s liquidity and capital resources were significantly impacted by the Transaction. The Company’s primary sources of liquidity are funds provided by operations and amounts available under the Credit Facility. The Senior Notes do not require any principal payments prior to maturity. The Credit Facility is available to fund working capital requirements as needed and secure standby letters of credit. The Credit Facility provides for borrowings up to $13,000 (including standby letters of credit), subject to a borrowing base of certain qualifying assets up to a maximum of $7,000. Any borrowings or standby letters of credit above $7,000 must be cash collateralized. The Credit Facility is secured by substantially all of the assets of the Company and at September 30, 2000, the Company had no outstanding borrowings, $1,162 in secured standby letters of credit and the borrowing base was $7,000. The Company believes it is in material compliance with all covenants in the Senior Notes and Credit Facility as amended.

      Net cash provided by operating activities can vary significantly from quarter to quarter due to the number of new system signings and the amount and timing of new system payments. In most instances, progress payments on new system orders are invoiced or received in advance of revenue recognition. When progress payments are invoiced or received in advance of such revenue recognition, the Company increases current liabilities represented by its billings in excess of costs and estimated earnings on uncompleted contracts. When the revenue is earned, the Company recognizes the revenue and reduces the billings in excess of costs and estimated earnings on uncompleted contract balances. Net cash used in operating activities for the three months ended September 30, 2000 was $4,323 whereas for the three months ended September 30, 1999, net cash used in operating activities was $4,558. This decrease in net cash used in operating activities for the three months ended September 30, 2000 was due in part to the timing of payments for new system signings.

      The Company has a backlog (on a percentage of completion basis) at September 30, 2000 of $29,358 as compared to $17,394 at June 30, 2000. The Company expects to complete a substantial majority of this backlog within the next 12 months. Signings for the three months ended September 30, 2000 were $22,595 compared to $20,017 for the three months ended September 30, 1999. The mix of signings by type and breakdown by and geographic region for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 is as follows:

•	Automotive signings, as a percentage of total signings, increased to 92% for the first quarter of 2001 compared to 79% for the first quarter of 2000. Architectural signings, as a percentage of total signings, decreased to 8% for the first quarter of 2001 compared to 21% for the first quarter of 2000.

•	The mix of signings by geographic region, as a percentage of total signings, changed significantly between the periods. Signings in the Americas (North, Central and South America) decreased to 11% for the first quarter of fiscal 2001 compared to 50% for the first quarter of fiscal 2000. Signings in Europe decreased to 9% for the first quarter of fiscal 2001 compared to 48% for the first quarter of fiscal 2000. Signings in the Asia-Pacific region increased to 80% for the first quarter of fiscal 2001 compared to 2% for the first quarter of fiscal 2000.

      Capital expenditures, including demonstration furnaces classified as fixed assets, were $34 for the three months ended September 30, 2000 and $17 for the three months ended September 30, 1999. Future capital expenditures, excluding demonstration furnaces, used to replace or improve operating equipment and facilities are estimated to be less than $1,300 for the year. In addition, the Company intends to make periodic replacements and improvements on demonstration furnaces, which are used for customer demonstrations and research and development purposes. Demonstration furnaces, which outlive their usefulness for customer demonstrations or research and development purposes, or both, may be refurbished and sold or put to other applicable uses.

      As of June 30, 2000, the Company had net operating loss (“NOL”) carryforwards for regular and alternative minimum tax purposes of approximately $46,559 and $43,372, respectively, which expire in the years 2009 through 2015.

      Although the Company’s ability to generate cash has been affected by the increased interest costs resulting from the Transaction and the lower level of contract signings in fiscal 2000 and 1999, management believes that internally generated funds, together with amounts available under the Credit Facility, will be sufficient to satisfy the Company’s operating cash and capital expenditure requirements, make required payments under the Credit Facility and make scheduled interest payments on the Senior Notes. However, the ability of the Company to satisfy its obligations will ultimately be dependent upon the Company’s future operating and financial performance, including increasing contract signings, and upon its ability to renew or refinance borrowings or to raise additional equity capital as necessary. The Company’s business is subject to rapid fluctuations due to changes in the world markets for the end products produced by its equipment (largely in the cyclical markets of automobiles and construction), currency fluctuations, the local economies of those countries where users and potential users of the Company’s equipment are located, geopolitical events and other macroeconomic forces largely beyond the ability of the Company to predict or control. Except as discussed below, management is not currently aware of any trends, demands, commitments or uncertainties which will or which are reasonably likely to result in a material change in the Company’s liquidity.

      During fiscal 1999, 2000, and for the three months ended September 30, 2000 approximately 28.1%, 11.8%, and 21.7% of the Company’s net revenue was derived from sales of products to customers located in the Asia-Pacific region (Australia, China, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, and Thailand).

      The Company has experienced a recent increase in quoting activity and contract signings for the Asia-Pacific region. However, it is not possible to predict with certainty the timing of contract signings or geographic areas into which equipment will be delivered in fiscal 2001. The Company will continue to monitor the situation in the Asia-Pacific region. Notwithstanding the current economic conditions in the Asia-Pacific region, the Company believes that given world demographics and long term economic trends, the Asia-Pacific region will continue to represent a significant market for the Company’s products and it intends to continue its presence in this area.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

2.1(a)	Agreement and Plan of Merger
2.2(a)	Amendment to Agreement and Plan of Merger
3.1(a)	Restated Certificate of Incorporation of the Registrant
3.2(a)	By-laws of the Registrant
4.1(a)	Indenture (including form of Note)
4.2(a)	First Supplemental Indenture
10.1(a)	Financing and Security Agreement between Bank of America, N.A. (f/k/a NationsBank, N.A.) and the Registrant
10.1.1(b)	Second Amendment to Financing and Security Agreement between Bank of America, N.A. (f/k/a NationsBank N.A.) and the Registrant
10.1.2(c)	Third Amendment to Financing and Security Agreement between Bank of America, N.A. (f/k/a NationsBank N.A.) and the Registrant
10.1.3(d)	Fourth Amendment to Financing and Security Agreement between Bank of America, N.A. (f/k/a NationsBank N.A.) and the Registrant
10.2(a)	Plant and Office Lease
10.3(a)	Warehouse Lease
10.4(a)	Advisory Agreement between the Registrant and Key Equity Capital Corporation
10.5(a)	Form of Exchange Agent Agreement between United States Trust Company of New York and the Registrant
10.6(a)	Employment Agreement among Glasstech Holding Co., the Registrant and John S. Baxter
10.7(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Mark D. Christman
10.8(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Larry E. Elliott
10.9(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Ronald A. McMaster
10.10(a)	Employment Agreement among Glasstech Holding Co., the Registrant and James P. Schnabel, Jr.
10.11(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Diane S. Tymiak
10.12(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Kenneth H. Wetmore
10.13(a)	Securities Purchase Agreement between the Registrant, as successor to Glasstech Sub Co., and CIBC Wood Gundy Securities Corp.
10.14(a)	Registration Rights Agreement between the Registrant, as successor to Glasstech Sub Co., and CIBC Wood Gundy Securities Corp.
27.1(d)	Financial Data Schedule

(a)	Incorporated by reference from the Company’s Registration Statement on Form S-4 (Registration No. 333-34391) (the “Form S-4”) filed on August 26, 1997. Each of the above exhibits has the same exhibit number in the Form S-4.

(b)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on February 11, 1999.

(c)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on September 23, 1999.

(d)	Filed herewith.

(b) No reports on Form 8-K were filed during the fiscal quarter covered by this report.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSTECH, INC., a Delaware Corporation

Date: November 13, 2000	/s/ Mark D. Christman

Mark D. Christman President and Chief Executive Officer

Date: November 13, 2000	/s/ Diane S. Tymiak

Diane S. Tymiak Vice President, Treasurer and Chief Financial Officer (Principal Accounting Officer)