Form 10-Q
period 2000-12-31
GLASSTECH INC
filed 2001-02-14
CIK 857565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended December 31, 2000

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

Yes [X] No [ ]

The number of shares of common stock, $.01 par value, outstanding as of February 9, 2001 was 1,000.

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

GLASSTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	December 31, 2000	June 30, 2000

Assets

Current assets:

Cash and cash equivalents	$8,130	$5,668

Accounts receivable:

Contracts:

Uncompleted, including unbilled amounts of $3,105 and $2,211	7,045	4,820

Completed	915	1,626

Trade, less allowance of $40 for doubtful accounts	1,487	1,631

	9,447	8,077

Inventory:

Replacement and service parts	1,576	1,675

Furnace and other	686	687

	2,262	2,362

Prepaid expenses	524	279

Total current assets	20,363	16,386

Property, plant and equipment, net	5,143	5,650

Other assets:

Patents, less accumulated amortization of $6,045 and $5,181	12,238	13,102

Goodwill, less accumulated amortization of $8,917 and $7,660	41,507	42,764

Deferred financing costs and other	2,890	3,209

Total other assets	56,635	59,075

	$82,141	$81,111

Liabilities and capital deficiency

Current liabilities:

Accounts payable	$4,202	$2,786

Billings in excess of costs and estimated earnings on uncompleted contracts	5,887	2,289

Accrued liabilities:

Interest	4,463	4,462

Salaries and wages	1,206	1,232

Contract costs	1,728	876

Other	1,172	973

	8,569	7,543

Total current liabilities	18,658	12,618

Long-term debt	69,625	69,572

Nonpension postretirement obligation	474	456

Capital deficiency:

Common stock $.01 par value; 1,000 shares authorized, issued and outstanding	—	—

Additional capital	15,750	15,750

Shareholder’s basis reduction	(4,028)	(4,028)

Deficit	(18,338)	(13,257)

Total capital deficiency	(6,616)	(1,535)

	$82,141	$81,111

      See accompanying notes.

GLASSTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2000	1999	2000	1999

Net revenue	$14,550	$11,956	$24,965	$21,150

Cost of goods sold	10,327	7,525	17,480	13,299

Gross profit	4,223	4,431	7,485	7,851

Selling, general and administrative expenses	1,777	1,826	3,833	3,633

Research and development expenses	999	895	1,886	1,848

Amortization expense	1,060	1,060	2,121	2,121

Operating profit (loss)	387	650	(355)	249

Interest expense	(2,417)	(2,417)	(4,834)	(4,834)

Other income — net	82	54	108	94

Net loss	$(1,948)	$(1,713)	$(5,081)	$(4,491)

      See accompanying notes.

GLASSTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months Ended December 31,

	2000	1999

Operating activities

Net loss	$(5,081)	$(4,491)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	3,004	3,153

Nonpension postretirement benefit obligation expense in excess of payments	18	12

Accretion of debt discount	54	54

Changes in assets and liabilities affecting operations:

Accounts receivable	(1,370)	(588)

Inventory	100	613

Prepaid expenses	(245)	(83)

Accounts payable	1,416	95

Billings in excess of costs and estimated earnings on uncompleted contracts	3,598	1,250

Accrued liabilities	1,026	163

Net cash provided by operating activities	2,520	178

Investing activities

Additions to property, plant and equipment	(59)	(56)

Other	1	—

Net cash used in investing activities	(58)	(56)

Financing activities

Other	—	17

Net cash provided by financing activities	—	17

Increase in cash and cash equivalents	2,462	139

Cash and cash equivalents at beginning of period	5,668	8,661

Cash and cash equivalents at end of period	$8,130	$8,800

Supplemental disclosure of cash flow information:

Cash paid (received) during the period for the following:

Interest	$4,463	$4,463

Income taxes	$—	$(21)

      See accompanying notes.

GLASSTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1. Background and Basis of Presentation

      Effective July 2, 1997, Glasstech, Inc. (the “Company”) was acquired by Glasstech Holding Co. (“Holding”) (the “Transaction”). In connection with the Transaction, Holding, a holding company formed for the purpose of completing the Transaction, formed a wholly owned subsidiary, Glasstech Sub Co. (“Sub Co.”), which acquired all of the outstanding stock of the Company. Subsequently, Sub Co. was merged into the Company. Holding conducts no significant activities other than managing its investment in the Company. The acquisition was accounted for under the purchase method of accounting for financial reporting purposes and the purchase price was allocated to the underlying net assets acquired. The Transaction resulted in the Company having substantial goodwill and increased debt.

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

      The condensed consolidated balance sheet as of June 30, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

      The Company also entered into a revolving credit facility (the “Credit Facility”) in connection with the Transaction. The Credit Facility is available to fund working capital requirements as needed and secure standby letters of credit. The Credit Facility as amended provides for borrowings up to $13,000 (including standby letters of credit), subject to a borrowing base of certain qualifying assets up to a maximum of $7,000. Any borrowings or standby letters of credit above $7,000 must be cash collateralized. The Credit Facility provides for interest on outstanding borrowings at the LIBOR rate plus 2.5%, payable semi-annually, and is secured by substantially all of the assets of the Company. At December 31, 2000, the Company had no outstanding borrowings, $2,641 in standby letters of credit secured and a borrowing base of $6,500.

      The Senior Notes and Credit Facility, as amended, contain numerous financial and other covenants that require the maintenance of certain levels of earnings as defined, restricts the Company from incurring additional indebtedness, conducting other types of business activities and investments as well as the payment of dividends. The Company believes that it is in material compliance with all such covenants.

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

General Overview

      The Company designs and assembles glass bending and tempering (i.e., strengthening) systems that are used by glass manufacturers and processors in the conversion of flat glass into safety glass. Systems are sold worldwide, primarily to automotive glass manufacturers and processors and, to a lesser extent, to architectural glass manufacturers and processors. Revenues generated by the sale of new systems are referred to below as “Original Equipment.”

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

Results of Operations

      The following table sets forth the amounts and the percentage of total net revenue for certain revenue and expense items for the periods indicated:

	Three months Ended December 31,				Six months Ended December 31,
	2000		1999		2000		1999

Net revenue (a)

Original Equipment	$10,101	69.4%	$6,552	54.8%	$15,712	62.9%	$11,912	56.3%

Aftermarket	4,449	30.6	5,404	45.2	9,253	37.1	9,238	43.7

Total net revenue	14,550	100.0	11,956	100.0	24,965	100.0	21,150	100.0

Cost of goods sold (a)	10,327	71.0	7,525	62.9	17,480	70.0	13,299	62.9

Gross profit	4,223	29.0	4,431	37.1	7,485	30.0	7,851	37.1

Selling, general and administrative	1,777	12.2	1,826	15.3	3,833	15.4	3,633	17.2

Research and development expense	999	6.8	895	7.5	1,886	7.5	1,848	8.7

Amortization expense (b)	1,060	7.3	1,060	8.9	2,121	8.5	2,121	10.0

Operating profit (loss)	$387	2.7%	$650	5.4%	$(355)	(1.4)%	$249	1.2%

Amortization expense (b)	1,060	7.3	1,060	8.9	2,121	8.5	2,121	10.0

Depreciation expense	282	1.9	357	3.0	564	2.2	713	3.4

EBITDA	$1,729	11.9%	$2,067	17.3%	$2,330	9.3%	$3,083	14.6%

(a)	Contract revenues and cost of goods sold are recognized on a percentage completion basis measured by the percentage of costs incurred to the estimated total costs of each contract.

(b)	Amortization expense excludes the amortization of deferred financing costs, which is included with interest expense.

Three months Ended December 31, 2000 compared with the Three months Ended December 31, 1999

      Net revenue for the three months ended December 31, 2000 increased $2,594, or 21.7%, to $14,550 from $11,956 for the three months ended December 31, 1999. Original Equipment revenue increased $3,549, or 54.2%, to $10,101 for the three months ended December 31, 2000 compared to $6,552 for the three months ended December 31, 1999. The increase in Original Equipment revenue is the result of a higher backlog at June 30, 2000 compared to June 30, 1999 and an increase in signings for the three months ended September 30, 2000. Aftermarket revenue decreased $955 or 17.7% to $4,449 for the three months ended December 31, 2000 from $5,404 for the three months ended December 31, 1999. The decrease in aftermarket revenue was primarily the result of a decline in retrofit and tooling revenue. Retrofit and tooling revenues fluctuate based on customer demands and are influenced by a variety of factors, including economic conditions and the customers’ retrofit schedules and the timing of automotive manufacturers’ design changes, which may impact the release of tooling orders.

      A significant portion of the Company’s net revenue is generated from customers outside the United States. For the three months ended December 31, 2000, Original Equipment revenue from foreign customers increased to $8,847 (87.6% of total Original Equipment revenue) as compared to $1,755 (26.8% of total Original Equipment revenue) for the three months ended December 31, 1999. The percentage of aftermarket revenue from foreign customers increased to 62.4% of total aftermarket revenue for the three months ended December 31, 2000 compared to 46.2% for the three months ended December 31, 1999. For the three months ended December 31, 2000 and 1999 approximately 61.2% and 10.8%, respectively, of the Company’s net revenue was derived from sales of products to customers located in the Asia-Pacific region. The portion of the Company’s net revenue generated from customers outside the United States can fluctuate from time to time depending on location of contract signings.

      Gross profit decreased $208, or 4.7%, to $4,223 for the three months ended December 31, 2000 as compared to $4,431 for the three months ended December 31, 1999. The gross margin decreased to 29.0% from 37.1% due primarily to the current mix of contracts and cost overruns on certain contracts that the Company does not expect to incur in the future.

      Selling, general and administrative expenses decreased $49, or 2.7%, to $1,777 for the three months ended December 31, 2000 as compared to $1,826 for the three months ended December 31, 1999.

      Research and development expenses increased $104 or 11.6% to $999 for the three months ended December 31, 2000 as compared to $895 for the three months ended December 31, 1999 primarily as a result of an increase in project costs.

      Operating profit decreased $263 to $387 for the three months ended December 31, 2000 as compared to $650 for the three months ended December 31, 1999. Operating profit, as a percentage of revenue, was 2.7% for the three months ended December 31, 2000 and 5.4% for the three months ended December 31, 1999. The decrease in operating profit was primarily the result of the decline in gross profit.

      No income tax expense has been provided in the three months ended December 31, 2000 and 1999 due to the recorded loss and the uncertainty related to the future realization of such amounts.

      Net loss was $1,948 for the three months ended December 31, 2000 compared to a net loss of $1,713 for the three months ended December 31, 1999. This was the result of the decline in operating profit.

      EBITDA, which is defined as operating profit plus depreciation and amortization, was $1,729 for the three months ended December 31, 2000 compared to $2,067 for the three months ended December 31, 1999. The decrease in EBITDA was the result of the decline in operating profit.

Six months Ended December 31, 2000 compared with the Six months Ended December 31, 1999

      Net revenue for the six months ended December 31, 2000 increased $3,815, or 18.0%, to $24,965 from $21,150 for the six months ended December 31, 1999. Original Equipment revenue increased $3,800, or 31.9%, to $15,712 for the six months ended December 31, 2000 compared to $11,912 for the six months ended December 31, 1999. The increase in Original Equipment revenue is the result of a higher backlog at June 30, 2000 compared to June 30, 1999 and an increase in signings for the six months ended December 31, 2000. Aftermarket revenue was $9,253 for the six months ended December 31, 2000 compared to $9,238 for the six months ended December 31, 1999.

      For the six months ended December 31, 2000, Original Equipment revenue from foreign customers increased to $12,871 (81.9% of total Original Equipment revenue) as compared to $4,852 (40.7% of total Original Equipment revenue) for the six months ended December 31, 1999. The percentage of aftermarket revenue from foreign customers increased to 60.1% of total aftermarket revenue for the six months ended December 31, 2000 compared to 48.1% for the six months ended December 31, 1999. For the six months ended December 31, 2000 and 1999 approximately 44.7% and 12.7%, respectively, of the Company’s net revenue was derived from sales of products to customers located in the Asia-Pacific region. The portion of the Company’s net revenue generated from customers outside the United States can fluctuate from time to time depending on location of contract signings.

      Gross profit decreased $366, or 4.7%, to $7,485 for the six months ended December 31, 2000 as compared to $7,851 for the six months ended December 31, 1999. The gross margin decreased to 30.0% from 37.1% due primarily to the current mix of contracts and cost overruns on certain contracts that the Company does not expect to incur in the future.

      Selling, general and administrative expenses increased $200, or 5.5%, to $3,833 for the six months ended December 31, 2000 as compared to $3,633 for the six months ended December 31, 1999. This increase was primarily the result of an increase in marketing expense related to a bi-annual trade show.

      Research and development expenses were $1,886 for the six months ended December 31, 2000 as compared to $1,848 for the six months ended December 31, 1999.

      Operating profit (loss) decreased $604 to ($355) for the six months ended December 31, 2000 as compared to $249 for the six months ended December 31, 1999. Operating profit (loss), as a percentage of revenue, was (1.4%) for the six months ended December 31, 2000 and 1.2% for the six months ended December 31, 1999. The decrease in operating profit was primarily the result of the decline in gross profit.

      No income tax expense has been provided in the six months ended December 31, 2000 and 1999 due to the recorded loss and the uncertainty related to the future realization of such amounts.

      Net loss was $5,081 for the six months ended December 31, 2000 compared to a net loss of $4,491 for the six months ended December 31, 1999. This was the result of the decline in operating profit.

      EBITDA, which is defined as operating profit plus depreciation and amortization, was $2,330 for the six months ended December 31, 2000 compared to $3,083 for the six months ended December 31, 1999. The decrease in EBITDA was the result of the decline in operating profit.

Liquidity and Capital Resources

      The Company’s liquidity and capital resources were significantly impacted by the Transaction. The Company’s primary sources of liquidity are funds provided by operations and amounts available under the Credit Facility. The Senior Notes do not require any principal payments prior to maturity. The Credit Facility is available to fund working capital requirements as needed and secure standby letters of credit. The Credit Facility as amended provides for borrowings up to $13,000 (including standby letters of credit), subject to a borrowing base of certain qualifying assets up to a maximum of $7,000. Any borrowings or standby letters of credit above $7,000 must be cash collateralized. The Credit Facility is secured by substantially all of the assets of the Company and at December 31, 2000, the Company had no outstanding borrowings, $2,641 in secured standby letters of credit and a borrowing base of $6,500. The Company believes it is in material compliance with all covenants in the Senior Notes and Credit Facility.

      Net cash provided by operating activities can vary significantly from quarter to quarter due to the number of new system signings and the amount and timing of new system payments. In most instances, progress payments on new system orders are invoiced or received in advance of revenue recognition. When progress payments are invoiced or received in advance of such revenue recognition, the Company increases current liabilities represented by its billings in excess of costs and estimated earnings on uncompleted contracts. When the revenue is earned, the Company recognizes the revenue and reduces the billings in excess of costs and estimated earnings on uncompleted contract balances. Net cash provided by operating activities for the six months ended December 31, 2000 was $2,520 as compared to $178 for the six months ended December 31, 1999. This increase in net cash provided by operating activities for the six months ended December 31, 2000 was primarily due to the timing of payments for new system signings.

      The Company has a backlog (on a percentage of completion basis) at December 31, 2000 of $25,498 as compared to $17,394 at June 30, 2000. The Company expects to complete a substantial majority of this backlog within the next twelve months. Signings for the six months ended December 31, 2000 were $33,300 compared to $26,504 for the six months ended December 31, 1999. The mix of signings by type and breakdown by geographic region for the six months ended December 31, 2000 compared to the six months ended December 31, 1999 is as follows:

•	Automotive signings as a percentage of total signings, increased to 89% for the six months ended December 31, 2000 compared to 74% for the six months ended December 31, 1999. Architectural signings, as a percentage of total signings, decreased to 11% for the six months ended December 31, 2000 compared to 26% for the six months ended December 31, 1999.

•	The mix of signings by geographic region, as a percentage of total signings, changed significantly between the periods. Signings in the Americas (North, Central and South America) decreased to 33% for the six months ended December 31, 2000 compared to 55% for the six months ended December 31, 1999. Signings in Europe decreased to 8% for the six months ended December 31, 2000 compared to 40% for the six months ended December 31, 1999. Signings in the Asia-Pacific region increased to 59% for the six months ended December 31, 2000 compared to 5% for the six months ended December 31, 1999.

      Capital expenditures, including demonstration furnaces classified as fixed assets, were $59 for the six months ended December 31, 2000 and $56 for the six months ended December 31, 1999. Future capital expenditures, excluding demonstration furnaces, used to replace or improve operating equipment and facilities are estimated to be less than $1,300 for the year. In addition, the Company intends to make periodic replacements and improvements on demonstration furnaces, which are used for customer demonstrations and research and development purposes. Demonstration furnaces, which outlive their usefulness for customer demonstrations or research and development purposes, or both, may be refurbished and sold or put to other applicable uses.

      As of June 30, 2000, the Company had net operating loss (“NOL”) carryforwards for regular and alternative minimum tax purposes of approximately $46,547 and $43,361, respectively, which expire in the years 2009 through 2015.

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

      During fiscal 1999, 2000, and for the six months ended December 31, 2000 approximately 28.1%, 11.8%, and 44.7% of the Company’s net revenue was derived from sales of products to customers located in the Asia-Pacific region (Australia, China, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, and Thailand). The Company has experienced a recent increase in quoting activity and contract signings for the Asia-Pacific region. However, it is not possible to predict with certainty the timing of contract signings or geographic areas into which equipment will be delivered in fiscal 2001. The Company will continue to monitor the situation in the Asia-Pacific region. The Company believes that given world demographics and long term economic trends, the Asia-Pacific region will continue to represent a significant market for the Company’s products and it intends to continue its presence in this area.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1(a)	Agreement and Plan of Merger

2.2(a)	Amendment to Agreement and Plan of Merger

3.1(a)	Restated Certificate of Incorporation of the Registrant

3.2(a)	By-laws of the Registrant

4.1(a)	Indenture (including form of Note)

4.2(a)	First Supplemental Indenture

10.1(a)	Financing and Security Agreement between Bank of America, N.A. (f/k/a NationsBank, N.A.) and the Registrant

10.1.1(b)	Second Amendment to Financing and Security Agreement between Bank of America, N.A. (f/k/a NationsBank N.A.) and the Registrant

10.1.2(c)	Third Amendment to Financing and Security Agreement between Bank of America, N.A. (f/k/a NationsBank N.A.) and the Registrant

10.1.3(d)	Fourth Amendment to Financing and Security Agreement between Bank of America, N.A. (f/k/a NationsBank N.A.) and the Registrant

10.2(a)	Plant and Office Lease

10.3(a)	Warehouse Lease

10.4(a)	Advisory Agreement between the Registrant and Key Equity Capital Corporation

10.5(a)	Form of Exchange Agent Agreement between United States Trust Company of New York and the Registrant

10.6(a)	Employment Agreement among Glasstech Holding Co., the Registrant and John S. Baxter

10.7(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Mark D. Christman

10.8(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Larry E. Elliott

10.9(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Ronald A. McMaster

10.10(a)	Employment Agreement among Glasstech Holding Co., the Registrant and James P. Schnabel, Jr.

10.11(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Diane S. Tymiak

10.12(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Kenneth H. Wetmore

10.13(a)	Securities Purchase Agreement between the Registrant, as successor to Glasstech Sub Co., and CIBC Wood Gundy Securities Corp.

10.14(a)	Registration Rights Agreement between the Registrant, as successor to Glasstech Sub Co., and CIBC Wood Gundy Securities Corp.

(a)	Incorporated by reference from the Company’s Registration Statement on Form S-4 (Registration No. 333-34391) (the “Form S-4”) filed on August 26, 1997. Each of the above exhibits has the same exhibit number in the Form S-4.

(b)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on February 11, 1999.

(c)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on September 23, 1999.

(d)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 13, 2000.

      (b) No reports on Form 8-K were filed during the fiscal quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSTECH, INC., a Delaware Corporation

Date: February 14, 2001	/s/ Mark D. Christman

Mark D. Christman President and Chief Executive Officer

Date: February 14, 2001	/s/ Diane S. Tymiak

Diane S. Tymiak Vice President, Treasurer and Chief Financial Officer (Principal Accounting Officer)