Form 10-Q
period 2001-03-31
GLASSTECH INC
filed 2001-05-15
CIK 857565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Quarter Ended March 31, 2001

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

Yes [X]    No [  ]

The number of shares of common stock, $.01 par value, outstanding as of May 11, 2001 was 1,000.

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

GLASSTECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31, 2001	June 30, 2000

Assets

Current assets:

Cash and cash equivalents	$527	$5,668

Accounts receivable:

Contracts:

Uncompleted, including unbilled amounts of $6,113 and $2,211	11,312	4,820

Completed	1,029	1,626

Trade, less allowance of $40 for doubtful accounts	1,292	1,631

	13,633	8,077

Inventory:

Replacement and service parts	1,791	1,675

Furnace and other	683	687

	2,474	2,362

Prepaid expenses	391	279

Total current assets	17,025	16,386

Property, plant and equipment, net	4,897	5,650

Other assets:

Patents, less accumulated amortization of $6,477 and $5,181	11,806	13,102

Goodwill, less accumulated amortization of $9,546 and $7,660	40,878	42,764

Deferred financing costs and other	2,734	3,209

Total other assets	55,418	59,075

	$77,340	$81,111

Liabilities and capital deficiency

Current liabilities:

Accounts payable	$4,912	$2,786

Billings in excess of costs and estimated earnings on uncompleted contracts	4,899	2,289

Accrued liabilities:

Interest	2,231	4,462

Salaries and wages	987	1,232

Contract costs	1,203	876

Other	972	973

	5,393	7,543

Total current liabilities	15,204	12,618

Long-term debt	69,652	69,572

Nonpension postretirement obligation	483	456

Capital deficiency:

Common stock $.01 par value; 1,000 shares authorized, issued and outstanding	—	—

Additional capital	15,750	15,750

Shareholder’s basis reduction	(4,028)	(4,028)

Deficit	(19,721)	(13,257)

Total capital deficiency	(7,999)	(1,535)

	$77,340	$81,111

See accompanying notes.

GLASSTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2001	2000	2001	2000

Net revenue	$14,263	$13,942	$39,228	$35,092

Cost of goods sold	8,880	8,427	26,360	21,726

Gross profit	5,383	5,515	12,868	13,366

Selling, general and administrative expenses	2,154	2,047	5,987	5,680

Research and development expenses	1,164	904	3,050	2,752

Amortization expense	1,061	1,061	3,182	3,182

Operating profit	1,004	1,503	649	1,752

Interest expense	(2,417)	(2,417)	(7,251)	(7,251)

Other income — net	30	50	138	144

Net loss	$(1,383)	$(864)	$(6,464)	$(5,355)

See accompanying notes.

GLASSTECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months Ended March 31,

	2001	2000

Operating activities

Net loss	$(6,464)	$(5,355)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	4,506	4,729

Accretion of debt discount	80	81

Nonpension postretirement benefit obligation expense in excess of payments	27	18

Changes in assets and liabilities affecting operations:

Accounts receivable	(5,556)	(3,203)

Inventory	(112)	892

Prepaid expenses	(112)	12

Accounts payable	2,126	770

Billings in excess of costs and estimated earnings on uncompleted contracts	2,610	401

Accrued liabilities	(2,150)	(2,883)

Net cash used in operating activities	(5,045)	(4,538)

Investing activities

Additions to property, plant and equipment	(97)	(129)

Other	1	—

Net cash used in investing activities	(96)	(129)

Financing activities

Other	—	17

Net cash provided by financing activities	—	17

Decrease in cash and cash equivalents	(5,141)	(4,650)

Cash and cash equivalents at beginning of period	5,668	8,661

Cash and cash equivalents at end of period	$527	4,011

Supplemental disclosure of cash flow information:

Cash paid (received) during the period for the following:

Interest	$8,925	$8,925

Income taxes	$—	$(21)

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

      The Company also entered into a revolving credit facility (the “Credit Facility”) in connection with the Transaction. The Credit Facility is available to fund working capital requirements as needed and secure standby letters of credit. The Credit Facility as amended provides for borrowings up to $13,000 (including standby letters of credit), subject to a borrowing base of certain qualifying assets up to a maximum of $7,000. Any borrowings or standby letters of credit above $7,000 must be cash collateralized. The Credit Facility provides for interest on outstanding borrowings at the LIBOR rate plus 2.5%, payable semi-annually, and is secured by substantially all of the assets of the Company. At March 31, 2001, the Company had no outstanding borrowings, $1,038 in standby letters of credit secured and a borrowing base of $7,000.

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

Results of Operations

      The following table sets forth the amounts and the percentage of total net revenue for certain revenue and expense items for the periods indicated:

	Three months Ended March 31,				Nine months Ended March 31,

	2001		2000		2001		2000

Net revenue (a) Original Equipment	$9,955	69.8%	$9,298	66.7%	$25,667	65.4%	$21,210	60.4%

Aftermarket	4,308	30.2	4,644	33.3	13,561	34.6	13,882	39.6

Total net revenue	14,263	100.0	13,942	100.0	39,228	100.0	35,092	100.0

Cost of goods sold (a)	8,880	62.3	8,427	60.4	26,360	67.2	21,726	61.9

Gross profit	5,383	37.7	5,515	39.6	12,868	32.8	13,366	38.1

Selling, general and administrative	2,154	15.1	2,047	14.7	5,987	15.3	5,680	16.2

Research and development expense	1,164	8.2	904	6.5	3,050	7.8	2,752	7.8

Amortization expense (b)	1,061	7.4	1,061	7.6	3,182	8.1	3,182	9.1

Operating profit (loss)	$1,004	7.1%	$1,503	10.8%	$649	1.6%	$1,752	5.0%

Amortization expense (b)	1,061	7.4	1,061	7.6	3,182	8.1	3,182	9.1

Depreciation expense	282	2.0	357	2.6	846	2.2	1,070	3.0

EBITDA	$2,347	16.5%	$2,921	21.0%	$4,677	11.9%	$6,004	17.1%

(a)	Contract revenues and cost of goods sold are recognized on a percentage completion basis measured by the percentage of costs incurred to the estimated total costs of each contract.

(b)	Amortization expense excludes the amortization of deferred financing costs, which is included with interest expense.

Three months Ended March 31, 2001 compared with the Three months Ended March 31, 2000

      Net revenue for the three months ended March 31, 2001 increased $321, or 2.3%, to $14,263 from $13,942 for the three months ended March 31, 2000. Original Equipment revenue increased $657, or 7.1%, to $9,955 for the three months ended March 31, 2001 compared to $9,298 for the three months ended March 31, 2000. The increase in Original Equipment revenue is the result of a higher backlog at June 30, 2000 compared to June 30, 1999 and an increase in Original Equipment signings for the nine months ended March 31, 2001. Aftermarket revenue decreased $336 or 7.2% to $4,308 for the three months ended March 31, 2001 from $4,644 for the three months ended March 31, 2000. The decrease in aftermarket revenue was primarily the result of a decline in tooling revenue, partially offset by an increase in retrofit revenue. Retrofit and tooling revenues fluctuate based on customer demands and are influenced by a variety of factors, including economic conditions and the customers’ retrofit schedules and the timing of automotive manufacturers’ design changes, which may impact the release of tooling orders.

      A significant portion of the Company’s net revenue is generated from customers outside the United States. For the three months ended March 31, 2001, Original Equipment revenue from foreign customers increased to $7,601 (76.4% of total Original Equipment revenue) as compared to $4,117 (44.3% of total Original Equipment revenue) for the three months ended March 31, 2000. The percentage of aftermarket revenue from foreign customers increased to 63.5% of total aftermarket revenue for the three months ended March 31, 2001 compared to 40.5% for the three months ended March 31, 2000. For the three months ended March 31, 2001 and 2000 approximately 52.3% and 9.9%, respectively, of the Company’s net revenue was derived from sales of products to customers located in the Asia-Pacific region. The portion of the Company’s net revenue generated from customers outside the United States can fluctuate from time to time depending on location of contract signings.

      Gross profit decreased $132, or 2.4%, to $5,383 for the three months ended March 31, 2001 as compared to $5,515 for the three months ended March 31, 2000. The gross margin decreased to 37.7% from 39.6% due primarily to the current mix of contracts and cost overruns on certain contracts that the Company does not expect to incur in the future.

      Selling, general and administrative expenses increased $107, or 5.2%, to $2,154 for the three months ended March 31, 2001 as compared to $2,047 for the three months ended March 31, 2000.

      Research and development expenses increased $260 or 28.8% to $1,164 for the three months ended March 31, 2001 as compared to $904 for the three months ended March 31, 2000 due to an increase in project costs partially offset by decreases in utilities, depreciation and other costs.

      Operating profit decreased $499 to $1,004 for the three months ended March 31, 2001 as compared to $1,503 for the three months ended March 31, 2000. Operating profit, as a percentage of revenue, was 7.1% for the three months ended March 31, 2001 and 10.8% for the three months ended March 31, 2000. The decrease in operating profit was the result of the decline in gross profit in addition to increases in selling, general and administrative expenses and research and development expenses.

      No income tax expense has been provided in the three months ended March 31, 2001 and 2000 due to the recorded loss and the uncertainty related to the future realization of such amounts.

      Net loss was $1,383 for the three months ended March 31, 2001 compared to a net loss of $864 for the three months ended March 31, 2000. This was the result of the decline in operating profit.

      EBITDA, which is defined as operating profit plus depreciation and amortization, was $2,347 for the three months ended March 31, 2001 compared to $2,921 for the three months ended March 31, 2000. The decrease in EBITDA was the result of the decline in operating profit.

Nine months Ended March 31, 2001 compared with the Nine months Ended March 31,
2000

      Net revenue for the nine months ended March 31, 2001 increased $4,136, or 11.8%, to $39,228 from $35,092 for the nine months ended March 31, 2000. Original Equipment revenue increased $4,457, or 21.0%, to $25,667 for the nine months ended March 31, 2001 compared to $21,210 for the nine months ended March 31, 2000. The increase in Original Equipment revenue is the result of a higher backlog at June 30, 2000 compared to June 30, 1999 and an increase in Original Equipment signings for the nine months ended March 31, 2001. Aftermarket revenue decreased $321, or 2.3% to $13,561 for the nine months ended March 31, 2001 compared to $13,882 for the nine months ended March 31, 2000.

      For the nine months ended March 31, 2001, Original Equipment revenue from foreign customers increased to $20,472 (79.8% of total Original Equipment revenue) as compared to $8,969 (42.3% of total Original Equipment revenue) for the nine months ended March 31, 2000. The percentage of aftermarket revenue from foreign customers increased to 61.2% of total aftermarket revenue for the nine months ended March 31, 2001 compared to 45.6% for the nine months ended March 31, 2000. For the nine months ended March 31, 2001 and 2000 approximately 47.5% and 11.6%, respectively, of the Company’s net revenue was derived from sales of products to customers located in the Asia-Pacific region. The portion of the Company’s net revenue generated from customers outside the United States can fluctuate from time to time depending on location of contract signings.

      Gross profit decreased $498, or 3.7%, to $12,868 for the nine months ended March 31, 2001 as compared to $13,366 for the nine months ended March 31, 2000. The gross margin decreased to 32.8% from 38.1% due primarily to the current mix of contracts and cost overruns on certain contracts that the Company does not expect to incur in the future.

      Selling, general and administrative expenses increased $307, or 5.4%, to $5,987 for the nine months ended March 31, 2001 as compared to $5,680 for the nine months ended March 31, 2000. This increase largely resulted from an increase in marketing expense primarily related to a bi-annual trade show.

      Research and development expenses increased $298, or 10.8% to $3,050 for the nine months ended March 31, 2001 as compared to $2,752 for the nine months ended March 31, 2000 due to an increase in project costs partially offset by decreases in utilities, depreciation and other costs.

      Operating profit decreased $1,103 to $649 for the nine months ended March 31, 2001 as compared to $1,752 for the nine months ended March 31, 2000. Operating profit, as a percentage of revenue, was 1.6% for the nine months ended March 31, 2001 and 5.0% for the nine months ended March 31, 2000. The decrease in operating profit was primarily the result of the decline in gross profit.

      No income tax expense has been provided in the nine months ended March 31, 2001 and 2000 due to the recorded loss and the uncertainty related to the future realization of such amounts.

      Net loss was $6,464 for the nine months ended March 31, 2001 compared to a net loss of $5,355 for the nine months ended March 31, 2000. This was the result of the decline in operating profit.

      EBITDA, which is defined as operating profit plus depreciation and amortization, was $4,677 for the nine months ended March 31, 2001 compared to $6,004 for the nine months ended March 31, 2000. The decrease in EBITDA was the result of the decline in operating profit.

Liquidity and Capital Resources

      The Company’s liquidity and capital resources were significantly impacted by the Transaction. The Company’s primary sources of liquidity are funds provided by operations and amounts available under the Credit Facility. The Senior Notes do not require any principal payments prior to maturity. The Credit Facility is available to fund working capital requirements as needed and secure standby letters of credit. The Credit Facility as amended provides for borrowings up to $13,000 (including standby letters of credit), subject to a borrowing base of certain qualifying assets up to a maximum of $7,000. Any borrowings or standby letters of credit above $7,000 must be cash collateralized. The Credit Facility is secured by substantially all of the assets of the Company and at March 31, 2001, the Company had no outstanding borrowings, $1,038 in secured standby letters of credit and a borrowing base of $7,000. The Company believes it is in material compliance with all covenants in the Senior Notes and Credit Facility.

      Net cash provided by operating activities can vary significantly from quarter to quarter due to the number of new system signings and the amount and timing of new system payments. In most instances, progress payments on new system orders are invoiced or received in advance of revenue recognition. When progress payments are invoiced or received in advance of such revenue recognition, the Company increases current liabilities represented by its billings in excess of costs and estimated earnings on uncompleted contracts. When the revenue is earned, the Company recognizes the revenue and reduces the billings in excess of costs and estimated earnings on uncompleted contract balances. Net cash used in operating activities for the nine months ended March 31, 2001 was $5,045 as compared to $4,055 for the nine months ended March 31, 2000. This increase in net cash used in operating activities for the nine months ended March 31, 2001 was primarily due to the timing of payments for new system signings.

      The Company has a backlog (on a percentage of completion basis) at March 31, 2001 of $15,767 as compared to $17,394 at June 30, 2000. The Company expects to complete a substantial majority of this backlog within the next twelve months. Signings for the nine months ended March 31, 2001 were $37,781 compared to $40,201 for the nine months ended March 31, 2000. The mix of signings by type and breakdown by geographic region for the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000 is as follows:

•	Automotive signings as a percentage of total signings, increased to 86% for the nine months ended March 31, 2001 compared to 77% for the nine months ended March 31, 2000. Architectural signings, as a percentage of total signings, decreased to 14% for the nine months ended March 31, 2001 compared to 23% for the nine months ended March 31, 2000.

•	The mix of signings by geographic region, as a percentage of total signings, changed significantly between the periods. Signings in the Americas (North, Central and South America) decreased to 38% for the nine months ended March 31, 2001 compared to 64% for the nine months ended March 31, 2000. Signings in Europe decreased to 9% for the nine months ended March 31, 2001 compared to 29% for the nine months ended March 31, 2000. Signings in the Asia-Pacific region increased to 53% for the nine months ended March 31, 2001 compared to 7% for the nine months ended March 31, 2000.

The Company has experienced a recent increase in quoting activity and contract signings for the Asia-Pacific region and the Company believes that given world demographics and long term economic trends, the Asia-Pacific region will continue to represent a significant market for the Company’s products.

      Capital expenditures, including demonstration furnaces classified as fixed assets, were $97 for the nine months ended March 31, 2001 and $129 for the nine months ended March 31, 2000. Future capital expenditures, excluding demonstration furnaces, used to replace or improve operating equipment and facilities are estimated to be less than $150 for the year. In addition, the Company intends to make periodic replacements and improvements on demonstration furnaces, which are used for customer demonstrations and research and development purposes. Demonstration furnaces, which outlive their usefulness for customer demonstrations or research and development purposes, or both, may be refurbished and sold or put to other applicable uses.

      As of June 30, 2000, the Company had net operating loss (“NOL”) carryforwards for regular and alternative minimum tax purposes of approximately $46,547 and $43,075, respectively, which expire in the years 2009 through 2015.

      Although the Company’s ability to generate cash has been affected by the increased interest costs resulting from the Transaction and the lower level of contract signings in fiscal 2001 and 2000, management believes that internally generated funds, together with amounts available under the Credit Facility, will be sufficient to satisfy the Company’s operating cash and capital expenditure requirements, make required payments under the Credit Facility and make scheduled interest payments on the Senior Notes. However, the ability of the Company to satisfy its obligations will ultimately be dependent upon the Company’s future operating and financial performance, including increasing contract signings, and upon its ability to renew or refinance borrowings or to raise additional equity capital as necessary. The Company’s business is subject to rapid fluctuations due to changes in the world markets for the end products produced by its equipment (largely in the cyclical markets of automobiles and construction), currency fluctuations, the local economies of those countries where users and potential users of the Company’s equipment are located, geopolitical events and other macroeconomic forces largely beyond the ability of the Company to predict or control. Management is not currently aware of any trends, demands, commitments or uncertainties which will or which are reasonably likely to result in a material change in the Company’s liquidity.

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

Date: May 15, 2001	GLASSTECH, INC., a Delaware Corporation /s/ Mark D. Christman Mark D. Christman President and Chief Executive Officer

Date: May 15, 2001	/s/ Diane S. Tymiak Diane S. Tymiak Vice President, Treasurer and Chief Financial Officer (Principal Accounting Officer)