Form 10-K405
period 2001-06-30
GLASSTECH INC
filed 2001-09-28
CIK 857565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2001

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

Registrant’s telephone number, including area code: (419) 661-9500

Securities registered pursuant to Section 12(b) of the Act: None

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

Yes [X]      No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

The aggregate market value of the common stock of Glasstech, Inc. held by non-affiliates of Glasstech, Inc. is not applicable as the common stock of Glasstech, Inc. is privately held.

The number of shares of common stock, $.01 par value, outstanding as of September 21, 2001 was 1,000.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Forward-Looking Statements

     Certain statements in this Annual Report on Form 10-K (this “Form 10-K”) including those contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section and the attached financial statements, in the Company’s press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results and events may differ materially from those projected, forecasted or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as matters that are specific to the Company and the markets it serves.

     General risks that may impact the achievement of such forecasts include compliance with new laws and regulations; significant raw material price fluctuations; currency exchange rate fluctuations; business cycles; and political uncertainties. Specific risks to the Company include risk of recession in the markets and industries in which its products are sold; the concentration of a significant portion of the Company’s revenues from customers whose equipment needs are located in the Asia-Pacific region; the concentration of a substantial percentage of the Company’s sales with a few major customers, several of whom have significant manufacturing presence in the Asia-Pacific region; timing of new system orders and the timing of payments due on such orders; changes in installation schedules, which could lead to deferral of progress payments or unanticipated production costs; new or emerging technologies from current competitors, customers’ in-house engineering departments and others; competition from current competitors; and the emergence of a substitute for glass. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company’s plans and objectives will be achieved.

PART I.

ITEM 1. BUSINESS.

Overview

     The Company designs and assembles glass bending and tempering (i.e., strengthening) systems used by glass manufacturers and processors in the conversion of flat glass into safety glass. The Company sells its systems worldwide, primarily to automotive glass manufacturers and processors (the “Automotive Market”) and also to architectural glass manufacturers and processors (the “Architectural Market”). The Company’s systems are designed to meet customers’ safety glass production requirements for complexity, accuracy and optical quality while simultaneously enhancing system productivity, flexibility and cost efficiency. For the Automotive Market, the Company has developed bending and tempering systems that meet automobile manufacturers’ safety glass specifications for current and future production models. For the Architectural Market, the Company’s energy-efficient processing systems are capable of producing high-quality bent or flat glass at output rates tailored to meet customer-specific production requirements. As a result of the long useful life and growing worldwide installed base of its systems, the Company is able to complement its sale of complete systems (“Original Equipment”) with the sale of aftermarket products and services consisting of retrofits, tooling (i.e., molds used to shape automotive glass) and replacement parts (the “Aftermarket”). The Company’s products feature proprietary technologies that have been developed over the last 25 years and are protected by approximately 700 patents and patent application filings worldwide.

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

     For fiscal year ended June 30, 2001, the Company generated net revenue and EBITDA (as defined in Footnote (b) under the heading “Selected Financial Data”) of $50.0 million and $4.3 million, respectively. Original Equipment revenue totaled $32.2 million, or 64.4%, of the Company’s total revenue for the same period. The balance of the Company’s revenue was generated through Aftermarket sales including retrofits, tooling and replacement part sales intended to maintain or enhance the Company’s installed base of systems.

Background

     The Company was founded in 1971 to manufacture flat glass tempering systems for the Architectural Market. Building on its success in that market, in 1977, the Company delivered its first bending and tempering system used to produce simple glass shapes for the Automotive Market. Through continued product development programs and technological enhancements, the Company manufactured its first bending and tempering system for complex glass shapes for the Automotive Market in 1985. This system enables the Company’s customers to bend and form glass while it is still inside the furnace, which results in enhanced quality, higher yields (i.e., reduced breakage and fewer defects) and more precision in the final shape of the safety glass product.

     In 1988, and again in 1989, the Company was purchased in separate leveraged buyout transactions. In December 1992, the Company reorganized its senior management. In May 1993, the Company filed for protection under Chapter 11 of the Federal Bankruptcy Code due to an inability to service indebtedness incurred in the 1989 leveraged buyout transaction. While under the protection of Chapter 11, the new management team refocused its business strategy by, among other things, focusing on the sale of a more profitable product mix and on the containment of costs. As a result of these efforts, a reorganization of its senior management and a reorganization of the Company’s debt under a bankruptcy plan of reorganization, the Company emerged from Chapter 11 in January 1995. Upon consummation of the Reorganization, the Company’s debt holders converted their debt obligations into 100% of the Company’s equity, $42.0 million of 10% Senior Notes and the right to receive certain cash payments.

     In 1997, Glasstech Holding Co (“Holding”) and Glasstech Sub Co. (“Sub Co.”) were formed to effect the acquisition of the Company by Key Equity Capital Corporation (“KECC”), certain of KECC’s affiliates and certain members of management of the Company (collectively, the “Key Equity Group”). The acquisition was consummated on July 2, 1997 pursuant to an Agreement and Plan of Merger, dated as of June 5, 1997, among Holding, Sub Co. and the Company, as amended (the “Merger Agreement”). Under the terms of the Merger Agreement, Sub Co. was merged into the Company, and the Company continued as the surviving corporation (the “Merger”). The aggregate consideration for the Merger was $77.9 million (the “Purchase Price”). To finance and complete the Merger (including the payment of related fees and expenses): (i) the Key Equity Group purchased, for $15.0 million, all of the outstanding shares of capital stock of Holding; (ii) Holding purchased, for $15.0 million, all of the outstanding shares of capital stock of Sub Co. (the “Equity Contribution”); (iii) Sub Co. sold 123/4% Senior Notes Due 2004 (the “Old Notes”) in an aggregate principal amount of $70.0 million and the Company issued 70,000 Warrants (received from Holding) to purchase an aggregate of 877.21 shares of Class A Common Stock of Holding (“Initial Offering”); and (iv) upon completion of the Merger, the Company, as the surviving entity, became the obligor on the Old Notes. The Company also entered into a revolving credit facility (the “Credit Facility”), which is secured by substantially all of the assets of the Company and, subject to certain borrowing base limitations, provides for borrowings up to $10.0 million (See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for current discussion of the Credit Facility). The foregoing transactions are collectively referred to herein as the “Transaction”. Holding has no significant activities other than its investment in the Company. In December 1997, the Company completed an exchange offer under which holders of the Old Notes were offered the opportunity to exchange their Old Notes for the Company’s Series B 12 3/4% Senior Notes Due 2004 (the “Senior Notes”) that were identical to the Old Notes, except that the Senior Notes were issued in a transaction registered under the Securities Act of 1933, as amended, and are not subject to certain restrictions on transfer contained in the Old Notes and do not provide for any registration rights.

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

     As a result of the Transaction, the financial position and results of operations of the Company subsequent to the Transaction (the “Successor Company”) are not necessarily comparable to the financial position and results of operations of the Company prior to the Transaction (the “Predecessor Company”). Amounts reported for financial reporting purposes in fiscal 1998 represent the activity of the Successor Company beginning July 2, 1997.

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

     Automotive safety glass products are formed into either simple or complex shapes. Simple glass, which is relatively flat and has little curvature, is required to conform to exacting physical dimensions and fracture requirements. Significant bending technology is not required to process this type of glass. Unlike simple glass, complex glass has a high degree of curvature, or “bulge.” The more curvature that a piece of glass has, the more likely it is to develop optical distortions unless it is produced to precise specifications. For this reason, it is important that the bending of complex glass be done in a manner that produces consistent, repeatable results subject to minimal process variation.

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

     The Company believes that a future trend in the Automotive Market will be that of increasing use of additional laminated glass for sidelites and backlites. If this trend materializes, it will mean the use of more glass in cars since laminated glass requires the use of two pieces of glass where one is now used for each sidelite and backlite. If this trend develops, it may increase the need for the Company’s equipment.

The Safety Glass Production Process

     The Company’s systems process flat glass produced by glass manufacturers into safety glass. The Company designs and assembles Original Equipment systems that bend and temper flat glass for automotive, industrial and architectural applications. The Company also designs and assembles systems that anneal (rather than temper) glass for use in the production of laminated glass for products such as automotive windshields. The basic fabrication process involves placing a piece of glass horizontally on a conveyor of ceramic rollers that transfers the glass through a furnace where it is heated to the desired temperature. If the glass then requires bending, it generally will be bent into either a simple or complex shape. The glass is then moved into the quench where, depending upon the desired end product, it is either tempered or annealed.

     Heating Process. Traditionally, all Glasstech systems heated glass with electric radiant heat (“ERH”). As an alternative, the Company introduced gas-fired forced convection heat (“FCH”) which was developed in conjunction with the Gas Research Institute (“GRI”). FCH is currently available for sale in the Automotive and Architectural Markets and offers customers significant advantages over ERH technology. For example, FCH can be more cost-effective than ERH, because gas often is less expensive than electricity. In addition, FCH can heat glass with special coatings faster and more uniformly than ERH, resulting in lower production costs, faster outputs and higher quality glass. In spite of FCH’s significant advantages, not all product applications justify the additional capital expense of an FCH furnace. Accordingly, the Company expects to continue to offer systems with ERH.

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

     Tempering Process. Tempering is the process of strengthening heated glass by cooling it rapidly. Tempered glass is up to five times stronger than untempered glass and, if broken, fractures into small pieces, reducing the risk of injury. Conversely, untempered glass will splinter and produce sharp edges. The process the Company uses to temper safety glass is called “quenching” which involves moving the heated glass into the quench where, through a computer-controlled process, it is cooled with air directed on the surfaces of the glass by an array of nozzles that diffuse air from a large blower or fan. Glass tempered by a Glasstech system meets international fracture standards.

     Annealing Process. The annealing process is a preparatory step in the process of producing laminated glass, which is used to form most vehicle windshields. The annealing process is similar to the tempering process, except that instead of cooling the glass rapidly, it is cooled much more slowly. Annealed glass breaks more easily upon impact and, unlike tempered glass, splinters when broken. To complete the lamination process, glass processors and fabricators layer two pieces of annealed glass, which can be produced by one of the Company’s Original Equipment systems, around a piece of plastic such that the annealed glass adheres to the plastic when broken. A laminated glass product breaks relatively easily into a spider web-like pattern without permitting the object creating the impact to break through the glass, and any glass particles remain adhered to the plastic layer, thereby reducing the risk of injury to the vehicle’s or building’s occupants.

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

•	Quick-Sag System. Introduced in the late 1970s, the Company’s quick-sag system (the “Quick-Sag System”) bends and tempers glass for side, back and roof automotive windows. Using the gravity-sag technique, the Quick-Sag System produces high optical-quality glass in simple shapes. Although this is the Company’s oldest system, the Quick-Sag System continues to have applications in markets such as China, South America and other developing markets. Such a system may be retrofitted to provide higher output deep bending or cylindrical bending capabilities if required by the Company’s customers.

•	Deep Bending System. The Company’s deep bending system (the “Deep Bending System”) was first introduced in 1985 in response to customers’ demands for more complex safety glass shapes that could not be produced by the gravity-sag technique used in the Quick-Sag System. By using the deep-bending technique, such systems shape glass with enhanced optical quality to precise tolerances with deep and complex bends for automotive side and back windows. To form different shapes of complex safety glass, the Deep Bending System requires different sets of tooling, which the Company offers as part of its aftermarket business.

•	Cylindrical Bending System. Introduced in fiscal 1994 to produce accurate, simple cylindrical bends using flexible rollers (rather than tooling), the cylindrical bending system (the “Cylindrical Bending System”) produces side and roof vehicle windows that require a simple cylindrical bend. Prior to the introduction of this system, it generally was not cost-effective for the Company to offer a system that produced glass with a simple cylindrical bend because the Company was unable to compete favorably against equipment designed in-house by the Company’s customers. With the introduction of the Cylindrical Bending System, however, the Company now offers customers the ability to make faster changeovers by eliminating the tooling requirements typical of its other bending systems. This feature reduces the customers’ production costs and maximizes their system performance.

•	In-line System. Unlike the movement of glass in a Quick-Sag System or a Deep Bending System, in which glass exits from the side of the bending module, the glass in an in-line system (the “In-line System”) travels in a straight line throughout the entire process. An In-line System is capable of producing higher quality glass at faster output rates and at lower costs per piece of glass than a side-exit system. The first generation of the In-Line System was introduced in 1985. A second generation In-Line System was placed into operation in 1995 for the production of windshield glass. The current generation In-Line System was placed into operation in 1999 and is capable of producing complex-shaped glass for both automotive windshields and back windows.

     Original Equipment-Architectural. Systems designed and assembled for the Architectural Market process flat glass by tempering or by bending and tempering it for applications including residential and commercial construction, furniture, display cases, shower enclosures and appliances.

•	Flat Glass Tempering Systems. The Company’s initial generation of flat glass tempering for architectural applications was introduced in 1971. Current systems can be equipped with either

ERH or FCH heating technology. A system with FCH is more expensive initially than one with ERH, but offers significant energy cost savings and output advantages, particularly for reflective or low-emissivity glass.

•	Bending and Tempering Systems. Initially introduced in 1990 in response to the demand for curved glass from the Architectural Market, these systems are designed to shape glass of varying thicknesses into custom-specified curves.

     Original Equipment-Other. In 1992, the Company formed Stir-Melter, Inc. (“Stir-Melter”), a wholly owned subsidiary that designs and assembles a glass-melting system that vitrifies (i.e., changes into a glass-like substance by fusion due to heat) hazardous waste for safe disposal. Stir-Melter’s systems are rapid glass melters that employ aggressive mechanical stirring action in combination with direct electrical heating. Stir Melter’s activities have not been significant to the Company’s operations.

     Aftermarket Business. Aftermarket products and services complement the Company’s Original Equipment business. Sales in this area consist of the following items: (i) retrofits (extensions or improvements of current systems); (ii) tooling (complete sets of bending and tempering equipment designed to produce specific complex-shaped glass products); (iii) ceramic rollers (used to convey glass through the furnace); (iv) replacement parts for all the individual system components; and (v) technical services.

•	Retrofits. Retrofits are purchased by customers who want to increase production capacity, extend bending capability, increase system efficiency or take advantage of the latest computer and control system developments. Typical retrofits and improvements include: (i) extensions of heater length to increase capacity; (ii) conversions from automotive simple bending systems to complex bending systems, such as from a Quick-Sag System to a Deep Bending System; (iii) quench upgrades; (iv) conversion of a single-function system to a dual-function system, such as adding a Cylindrical Bending System to a Quick-Sag System; and (v) computer or control upgrades.

•	Tooling. The Company’s customers in the Automotive Market operate complex bending and tempering systems that require part-dedicated tooling equipment to produce individual vehicle window parts that meet precise design and shape specifications. The Company’s tooling products generally include: (i) bending molds; (ii) bending rings (to press the glass to the mold); (iii) lift jets (to raise the glass from the conveyor to the mold); (iv) quench rings (to transport the glass from the mold to the quench); and (v) quenching heads (which incorporate nozzles and direct air against the glass surface).

•	Ceramic Rollers. The Company’s roller hearth technology was introduced to eliminate the marks left on glass by older vertical systems that tempered flat glass by hanging it from tongs. The ceramic rollers are used to convey the glass horizontally into and through the furnace and are manufactured to strict specifications in order to reduce distortion or markings on the glass surface.

•	Replacement Parts. Both proprietary and nonproprietary parts are offered to replace components used in Glasstech systems. Customers are encouraged to purchase an initial consignment of replacement parts when purchasing a new system and to maintain critical parts in inventory throughout the life of their system.

•	Technical Services. The Company’s technical services department provides it with an important competitive advantage. The customer service staff provides aftermarket technical support and gathers feedback from customers regarding specific product improvement recommendations for Glasstech systems.

Product Development

     The Company’s Research and Development (“R&D”) effort is a significant factor in maintaining its market and technological leadership. The objective of the Company’s R&D effort is to develop new products and to improve existing products to meet present and future market demands. The Company works closely with its customers to identify their current and future needs, enabling it to proactively design creative solutions to meet future industry requirements. Development proposals are submitted to the Company’s Executive Technical Committee to be analyzed and assessed. Proposals are authorized only when the committee is satisfied that the proposal meets customer or market needs and the proposed program can be conducted cost-effectively with a reasonable probability of achieving the desired level of profitability.

     The Company has spent approximately $3.4 million, $3.6 million and $4.2 million (exclusive of capital expenditures relating to demonstration glass tempering furnaces) in fiscal years 1999, 2000 and 2001, respectively, on the development of new systems or on the improvement of existing systems.

Marketing and Sales

     The Company’s sales efforts are conducted by personnel operating in the Americas, Europe (including Africa and the Middle East) and Asia-Pacific. The Company’s international sales efforts are supplemented by nonexclusive sales agents retained on a commission basis. Commissions are paid only when sales are confirmed and payments have been received from the customer. Glasstech Ltd., a wholly owned subsidiary of the Company, supports the Company’s sales efforts in Europe.

     The Company has installed approximately 400 systems in over 45 countries on six continents. The Company’s customers include virtually all major glass manufacturers and processors, such as DaimlerChrysler Corporation, Guardian Industries Corp., PPG Industries, Inc. and Visteon Corporation (formerly a subsidiary of Ford Motor Company) in the United States; Compagnie de Saint-Gobain, Pilkington plc and Rioglass S.A. in Europe; Asahi Glass Company, Central Glass Company and Nippon Sheet Glass Company in Japan; Hankuk Glass Industry Company and Kumgang Korea Chemical Co., Limited in Korea; Fuyao Glass Group Limited in China and Shatterprufe (Pty) Limited in South Africa.

     As part of its marketing process, the Company maintains ongoing customer relationships that enable management to understand its customers’ needs for existing and new product capabilities. Due to the size of a Glasstech system, from both a physical and economic perspective, a significant commitment with respect to planning is required on the part of the Company’s customers before they order new equipment and subsequently place it into operation. As part of this planning process, the customer involves the Company in discussions that can last up to one or two years before an order is actually placed. At any point in time, the Company and its customers are involved in numerous discussions that occur between their respective management teams, technical staffs and sales/purchasing staffs.

     The customer service staff provides aftermarket technical support and gathers information from customers regarding specific product improvement recommendations for Glasstech systems. Customer service representatives are also available to the Company’s customers as consultants on a per diem basis. The Company’s technical representatives train the customer’s workforce to properly operate its Glasstech system and consult on specific technical issues or production goals. The Company’s customer service department has a program that provides customers with 24-hour troubleshooting services via telephone. In-house computers enable the Company to simulate system problems that a customer might experience and provide the customer with prompt solutions.

     Installation of a Glasstech system typically requires 12 months from the time the customer executes a contract to final acceptance of the system. Completion of aftermarket sales varies with each product and can take anywhere from 24 hours to 10 months to complete.

     A substantial portion of the Company’s revenue historically has been comprised of sales to a limited number of customers. For example, in fiscal years 1999, 2000 and 2001, Asahi Glass Company, Compagnie de Saint-Gobain, Guardian Industries Corp., Rioglass S.A. and Visteon Corporation collectively accounted for 47.6%, 39.1% and 63.8% of total fiscal year revenue, respectively. In addition (i) in fiscal 1999, Asahi Glass Company and Compagnie de Saint Gobain and Visteon Corporation each accounted for more than 10.0% of revenue, (ii) in fiscal 2000 Asahi Glass Company, Guardian Industries Corp. and Rioglass S.A. each accounted for more than 10.0% of revenue and (iii) in fiscal 2001 Asahi Glass Company and Guardian Industries Corp each accounted for more than 10.0% of revenue.

International

     The Company’s revenue by geographic region for the fiscal years ended June 30 is as follows (dollars in thousands):

	1999	2000	2001

Asia-Pacific	$14,189	$5,555	$21,418

Europe	10,338	8,053	8,388

Latin America	1,638	4,072	2,724

Other	385	333	1,673

Total Non-United States Revenue	26,550	18,013	34,203

United States	23,995	29,009	15,792

Total Net Revenue	$50,545	$47,022	$49,995

     The Company generates a substantial portion of its revenue outside of the United States and during fiscal 1999, 2000 and 2001, approximately 28.1%, 11.8% and 42.8% of the Company’s net revenue was derived from sales of products to customers located in the Asia-Pacific region (Australia, China, Indonesia, Japan, Malaysia, New Zealand, Pakistan, the Philippines, Singapore, South Korea, Taiwan, and Thailand).

     In fiscal 2001, the Company experienced an increase in quoting activity and contract signings for the Asia-Pacific region and the Company believes that given world demographics and long term economic trends, the Asia-Pacific region will continue to represent a significant market for the Company’s products.

Competition

     The principal competitive factors in the Automotive Market are price and system capabilities or specifications. The Company’s primary competition in the Automotive Market comes from the engineering departments of certain of its customers, such as Pilkington plc and Compagnie de Saint-Gobain, which design and build glass processing systems in-house. The Company primarily competes against its customers by developing systems with greater capabilities than those currently produced in-house. Management believes that the Company has a significant share of the market for technologically advanced systems used to bend and temper automotive glass into complex shapes and is the only significant independent supplier.

     In the Architectural Market, there is significant competition among manufacturers of flat glass tempering systems, but less significant competition for bending and tempering systems. The Company’s principal competitor in the Architectural Market is Tamglass Oy of Finland, which competes against the Company mainly in the market for flat glass tempering systems.

Patents and Proprietary Rights

     The Company protects its technology by filing patents and patent applications in the U.S. and in major markets worldwide. It is the Company’s policy to aggressively pursue patent coverage for significant product developments. The Company owns or holds exclusive rights in 130 patents in the U.S. and more than 350 patents outside the United States. In addition, the Company has more than 200 patent application filings worldwide. Typically, within each Glasstech system, several patents cover various controls, bending processes or other aspects of the equipment. While management does not believe that the loss of any one patent would have a material adverse effect on the Company’s business, it believes that the Company’s patent position is material in the aggregate. In the ordinary course of business, the Company is required to defend its patented technology from possible or actual infringement that may occur.

     The Company’s patents cover a range of products and product features, including: (i) the Quick-Sag System; (ii) the Company’s complex in-furnace bending process (used in both Deep Bending and In-line Systems); (iii) the Cylindrical Bending System; (iv) quenching systems; (v) process controls for systems; and (vi) other aspects of its technologies and equipment. As patents on some of the Company’s older technologies, such as the Quick-Sag System, begin to expire, the Company continually applies for, and is generally issued, patents relating to its newer, leading edge technologies.

     The Company received funding from GRI for the development of the FCH technology. Under an agreement with GRI, GRI retained rights to the resulting U.S. patents. Under the GRI agreement, the Company received two exclusive patent licenses in the U.S. One license permits the Company to use FCH technology in systems that produce flat tempered glass (the “Flat License”) and the other license permits the Company to use FCH technology in systems that produce bent glass (the “Bent License”). The exclusivity with respect to the Flat License and Bent License will continue for the duration of the patents, subject to minimum calendar year royalty obligations as follows: 2001-$150,000, 2002-$220,000, 2003-$300,000 and 2004-$400,000. Management expects to meet the minimum calendar year royalty for 2001 and believes the minimum calendar year royalties for the remainder of the years is obtainable. Under the terms of the GRI agreement, the Company holds the exclusive rights to the FCH patents outside of the U.S.

     Substantially all Company employees execute technology agreements that have a confidentiality provision and assign patent rights to the Company. Members of senior management have entered into employment agreements that contain noncompete provisions.

Materials and Supply Arrangements

     In an effort to consolidate purchasing and reduce overall operating costs, the Company is maintaining “partnership” agreements with several major suppliers. However, the Company is not obligated to volume requirements with any supplier and will continue to seek backup suppliers for use if any of its primary suppliers is unable to fill Company orders. In fiscal 2001, the Company did not purchase more than 10% of its materials and supplies from any one supplier.

Environmental Matters

     The Company’s operations and properties are subject to a wide variety of increasingly complex and stringent federal, state and local laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances, and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees (collectively, the “Environmental Laws”). As such, the nature of the Company’s operations exposes it to the risk of claims with respect to such matters and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Management believes its operations and properties are in compliance in all material respects with Environmental Laws. Based upon its experience to date, management believes that the future cost of compliance with and liability under existing Environmental Laws will not have a material adverse effect on the Company’s business, financial condition or operating results. However, future events, such as the discovery of new information, changes in existing Environmental Laws or their interpretations and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

Employees

     As of June 30, 2001, the Company employed 184 people. The Company has no union employees, and no attempt has ever been made to organize its workforce. Management believes that its relations with its employees are good.

Backlog

     The Company had a backlog (on a percentage of completion basis) of approximately $13.5 million at June 30, 2001 as compared to approximately $17.4 million at June 30, 2000. The Company expects to complete a substantial majority of this backlog within the next 12 months.

ITEM 2. PROPERTIES.

     The Company’s facilities are located in Perrysburg, Ohio. The Company leases a 96,800 square foot facility that houses its offices and plant, as well as an adjacent 43,200 square foot facility for production and storage. The 96,800 square foot facility is subject to a five-year lease that will expire on December 31, 2004, after which the Company has an option to extend the lease for one additional five-year period. The 43,200 square foot building is subject to a three-year lease that will expire on January 31, 2003. The Company also owns an adjacent 108,000 square foot building which houses R&D, tooling design, tooling production and demonstration glass tempering furnaces. The Company believes that its current facilities are adequate for its foreseeable needs.

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

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED MATTERS.

     There is no established public trading market for the common stock of the Company. The sole shareholder of the Company is Holding, a holding company formed for the purpose of acquiring all of the outstanding stock of the Company. Holding has no significant activities other than its investment in the Company.

     The Company has not declared or paid cash dividends to Holding. The Company anticipates that all of its earnings in the near future will be retained for the repayment of interest and debt and, therefore, does not anticipate paying dividends on its common stock in the foreseeable future. Declaration of dividends on the common stock will depend upon levels of indebtedness, future earnings, the operating and financial condition of the Company, its capital requirements and general business conditions, among other things. In addition, the agreements governing the Company’s indebtedness contain provisions that restrict the ability of the Company to pay dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected historical consolidated financial and other data of the Company, which have been derived primarily from the Company’s audited consolidated financial statements. Amounts reported for financial reporting purposes in fiscal 1998 represent the period from July 2, 1997 to June 30, 1998. The information presented below should be read in conjunction with “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included elsewhere in this Form 10-K. All dollar amounts in this section are in thousands.

	Predecessor
	Company	Successor Company

	Years Ended June 30,

	1997	1998	1999	2000	2001

Statement of Operations Data:

Net revenue	$76,433	$69,588	$50,545	$47,022	$49,995

Cost of goods sold	45,603	37,760	31,768	29,411	34,654

Gross profit	30,830	31,828	18,777	17,611	15,341

Selling, general and administrative	12,866	11,035	8,632	7,626	7,962

Research and development	4,594	4,247	3,368	3,633	4,194

Amortization expense	2,306	4,356	4,243	4,243	4,243

Operating profit (loss)	11,064	12,190	2,534	2,109	(1,058)

Interest expense	(4,200)	(9,643)	(9,668)	(9,668)	(9,668)

Other income – net	2,263	525	352	261	148

Income (loss) before income taxes	9,127	3,072	(6,782)	(7,298)	(10,578)

Income taxes not payable in cash (a)	(2,551)	(2,249)	—	—	—

Federal income taxes, current	(78)	—	—	—	—

Net income (loss)	$6,498	$823	$(6,782)	$(7,298)	$(10,578)

Other Data:

EBITDA (b)	$14,829	$18,002	$8,242	$7,705	$4,280

Depreciation and amortization (c)	3,765	5,812	5,708	5,596	5,338

Capital Expenditures	990	349	47	223	107
Backlog	30,307	34,848	12,141	17,394	13,455

Cash Flow Provided by (Used in):

Operating activities	$8,973	$7,921	$(4,403)	$(2,790)	$(2,367)

Investing activities	(978)	(75,521)	(57)	(203)	(104)

Financing activities	(5)	80,721	—	—	3,000

Balance Sheet Data (at end of period):

Working capital	$39,519	$6,538	$4,896	$3,768	$(796)

Total assets	99,364	102,919	88,662	81,111	77,689

Total long term debt	42,000	69,357	69,464	69,572	69,679

Shareholders’ equity (capital deficiency)(d)	29,232	12,545	5,763	(1,535)	(12,113)

(a)	Income taxes not payable in cash represent the tax effect of certain acquired temporary differences existing prior to the Transactions and are recorded as a reduction to goodwill. Such amounts existing prior to the Reorganization were recorded as a reduction to reorganization value in excess of amounts allocable to identifiable assets as required by SOP 90-7.

(b)	EBITDA for any period means operating profit plus depreciation and amortization. Management understands that EBITDA is an indicator customarily used by investors to gauge a company’s ability to service its interest and principal obligations. EBITDA should not be considered in isolation from, as a substitute for, or as being more meaningful than net income, cash flows from operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with generally accepted accounting principles, and should not be construed as an indication of the Company’s operating performance or as a measure of liquidity. EBITDA, as presented herein, may be calculated differently by other companies and, as such, EBITDA amounts presented herein may not be comparable to other similarly titled measures of other companies.

(c)	Depreciation and amortization does not include the amortization of deferred financing costs, which is recorded with interest expense.

(d)	The Company has not declared or paid any dividends to its shareholders since the Transaction.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

Selling Expense

     The Company maintains an in-house sales staff and uses the services of non-exclusive, commissioned agents around the world for the sale of Original Equipment and aftermarket products and services. In addition, the Company maintains a sales and engineering support office in the United Kingdom. The substantial majority of the Company’s Original Equipment is sold directly to the largest glass manufacturers and processors in the world or their affiliates.

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

Results of Operations

     The following table presents the amounts and the percentage of total net revenue for certain revenue and expense items for the periods indicated:

	Years Ended June 30

	1999		2000		2001

Net revenue(a)

Original Equipment	$28,885	57.1%	$27,199	57.8%	$32,180	64.4%

Aftermarket	21,660	42.9	19,823	42.2	17,815	35.6

Total net revenue	50,545	100.0	47,022	100.0	49,995	100.0

Cost of goods sold(a)	31,768	62.9	29,411	62.6	34,654	69.3

Gross profit	18,777	37.1	17,611	37.4	15,341	30.7

SG&A expense	8,632	17.1	7,626	16.2	7,962	15.9

R&D expense	3,368	6.6	3,633	7.7	4,194	8.4

Amortization expense(b)	4,243	8.4	4,243	9.0	4,243	8.5

Operating profit	2,534	5.0	2,109	4.5	(1,058)	(2.1)

Amortization expense(b)	4,243	8.4	4,243	9.0	4,243	8.5

Depreciation expense	1,465	2.9	1,353	2.9	1,095	2.2

EBITDA	$8,242	16.3%	$7,705	16.4%	$4,280	8.6%

(a)	Contract revenue and cost of goods sold are recognized on a percentage completion basis measured by the percentage of costs incurred to the estimated total costs of each contract.

(b)	Amortization expense excludes the amortization of deferred financing costs that is included with interest expense.

Fiscal Year 2001 Compared with Fiscal Year 2000

     Net revenue for fiscal 2001 increased $2,973, or 6.3%, to $49,995 from $47,022 for fiscal 2000. Original Equipment revenue increased $4,981, or 18.3%, to $32,180 for fiscal 2001 compared to $27,199 for fiscal 2000. This increase in Original Equipment revenue was due to an increase in new contract signings in fiscal 2001 and the backlog that existed at the beginning of fiscal 2001. Aftermarket revenue decreased $2,008, or 10.1%, to $17,815 for fiscal 2001 from $19,823 for fiscal 2000. The decrease in aftermarket revenue was primarily the result of declines in tooling and replacement parts revenue.

     A significant portion of the Company’s revenue is generated from customers outside of the United States. For fiscal 2001, Original Equipment revenue from foreign customers was $23,215 (72.1% of total Original Equipment revenue) as compared to $8,683 (31.9% of total Original Equipment revenue) for fiscal 2000. The percentage of aftermarket revenue from foreign customers increased to 61.8% of total aftermarket revenue for fiscal 2001 compared to 47.1% for fiscal 2000.

     Gross profit decreased $2,270 to $15,341, at a gross margin percentage of 30.7% for fiscal 2001 compared to $17,611, at a gross margin of 37.4% for fiscal 2000. The decline in the gross profit and gross margin is the result of the current mix of contracts and cost overruns on certain new product line contracts that the Company does not expect to incur in the future.

     Selling, general and administrative expenses increased $336, or 4.4%, to $7,962 for fiscal 2001 from $7,626 for fiscal 2000. The increase largely resulted from an increase in marketing expense, primarily related to a bi-annual trade show, and an increase in professional fees.

     Research and development expenses increased $561, or 15.4%, to $4,194 for fiscal 2001 from $3,633 for fiscal 2000, due to an increase in project costs partially offset by decreases in utilities, depreciation and other costs.

     Operating profit decreased $3,167, to ($1,058) for fiscal 2001 from $2,109 for fiscal 2000. Operating profit (loss) as a percentage of revenue was (2.1%) for fiscal 2001 as compared to 4.5% for fiscal 2000. The decrease in operating profit was the result of the decline in gross profit and increases in selling, general and administrative expenses and research and development expenses.

     No income tax expense or benefit has been provided for fiscal 2001 and 2000 due to the recorded losses and the uncertainty related to the future realization of such amounts.

     Net loss was $10,578 for fiscal 2001 compared to $7,298 for fiscal 2000. The net losses were the result of the decline in operating profits.

     EBITDA, which is defined as operating profit plus depreciation and amortization, decreased $3,425, or 44.5%, to $4,280 for fiscal 2001 from $7,705 for fiscal 2000.

Fiscal Year 2000 Compared with Fiscal Year 1999

     Net revenue for fiscal 2000 decreased $3,523, or 7.0%, to $47,022 from $50,545 for fiscal 1999. Original Equipment revenue decreased $1,686, or 5.8%, to $27,199 for fiscal 2000 compared to $28,885 for fiscal 1999. This decrease in Original Equipment revenue was due in part to lower new contract signings in fiscal 1999, which resulted in a low beginning backlog for fiscal 2000. In addition, the timing and/or deferral of contract signings in the Asia-Pacific and other foreign regions negatively impacted the Company’s ability to generate revenue in fiscal 2000. Aftermarket revenue decreased $1,837, or 8.5%, to $19,823 for fiscal 2000 from $21,660 for fiscal 1999. The decrease in aftermarket revenue was primarily the result of a decline in retrofit revenue. Retrofit revenues fluctuate based on customer demands and are influenced by a variety of factors, including economic conditions and the customers’ retrofit schedules.

     For fiscal 2000, Original Equipment revenue from foreign customers was $8,683 (31.9% of total Original Equipment revenue) as compared to $13,698 (47.4% of total Original Equipment revenue) for fiscal 1999. The percentage of aftermarket revenue from foreign customers decreased to 47.1% of total aftermarket revenue for fiscal 2000 compared to 59.3% for fiscal 1999.

     Gross profit decreased $1,166 to $17,611, at a gross margin percentage of 37.4% for fiscal 2000 compared to $18,777, at a gross margin of 37.1% for fiscal 1999. The decline in the gross profit is the result of the decrease in revenues. The Company’s continued efforts to reduce and minimize its production costs, including factory overhead, has mitigated the effects on the gross margin.

     Selling, general and administrative expenses decreased $1,006, or 11.7%, to $7,626 for fiscal 2000 from $8,632 for fiscal 1999. This decrease was primarily the result of no incentive compensation costs in fiscal 2000 due to decreased earnings and other cost containment measures implemented.

     Research and development expenses increased $265, or 7.9%, to $3,633 for fiscal 2000 from $3,368 for fiscal 1999. In fiscal 1999, an increased level of development resources was dedicated to the completion of certain original equipment contracts.

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

     Net loss was $7,298 for fiscal 2000 compared to $6,782 for fiscal 1999. The net losses were the result of the decline in operating profit.

     EBITDA, which is defined as operating profit plus depreciation and amortization, decreased $537, or 6.5%, to $7,705 for fiscal 2000 from $8,242 for fiscal 1999.

Liquidity and Capital Resources

     The Company’s liquidity and capital resources were significantly impacted by the Transaction and recent operating results. The Company’s primary sources of liquidity are funds provided by operations and amounts available under the Credit Facility as amended. The Senior Notes do not require any principal payments prior to maturity. The Credit Facility is available to fund working capital requirements as needed, and to secure standby letters of credit. The Credit Facility provides for borrowings up to $13,000 (including standby letters of credit), subject to a borrowing base of certain qualifying assets up to a maximum of $7,000. Any borrowings or standby letters of credit above $7,000 must be cash collateralized. At June 30, 2001, the borrowing base approximated $6,041 and the Company had outstanding borrowings of $3,000 and standby letters of credit of $1,881. The Credit Facility is secured by substantially all of the assets of the Company. The Company believes it is in material compliance with all covenants, as amended.

     The Company’s ability to generate cash has been affected by the increased interest costs resulting from the Transaction and the lower level of contract signings in fiscal 2001 and 2000. The Company has incurred significant losses and at June 30, 2001 had a net capital deficiency of approximately $12,113 and a working capital deficiency of approximately $796. Management has been actively addressing these matters including cost reduction and revenue growth initiatives and other strategic alternatives associated with the business plan. In September 2001, in order to remain in compliance, the Company’s Credit Facility was amended to modify the fixed charge coverage ratio covenant for the fourth fiscal quarter ended June 30, 2001. Furthermore, the amendment permits the Company to borrow under the Credit Facility until November 14, 2001 without regard to whether or not it is in compliance with the fixed charge coverage ratio for the first fiscal quarter ending September 30, 2001. On November 14, 2001, the Company will need to demonstrate its compliance with the covenant, obtain a waiver of the covenant or refinance or replace the Credit Facility. Management is currently negotiating to expand amounts available under its Credit Facility as well as seeking other sources of financing. The Company’s ability to continue as a going concern is dependent on the success of these initiatives and execution of its strategic business plan. There can be no assurance that the Company will be able to successfully implement any of these plans.

     Net cash provided by (or net cash used in) operating activities can vary significantly from quarter to quarter or year to year due to the number of new system signings and the amount and timing of new system payments. In most instances, progress payments on new system orders are invoiced or received in advance of revenue recognition. When progress payments are invoiced or received in advance of such revenue recognition, the Company increases current liabilities represented by its billings in excess of costs and estimated earnings on uncompleted contracts. When the revenue is earned, the Company recognizes the revenue and reduces the billings in excess of costs and estimated earnings on uncompleted contract balances. Net cash used by operating activities for fiscal 2001 was $2,367, compared to $2,790 for fiscal 2000. This improvement in net cash used by operating activities for fiscal 2001 was due in part to an increase in new original equipment signings and the timing of new system payments.

     The Company has a backlog (on a percentage of completion basis) at June 30, 2001, of approximately $13,455 as compared to $17,394 at June 30, 2000. The Company expects to complete a substantial majority of this backlog within the next 12 months. Original equipment and aftermarket signings for the fiscal 2001 were $46,171 compared to $52,125 for fiscal 2000. The mix of signings by type and breakdown by geographic region for fiscal 2001 compared to fiscal 2000 is as follows:

•	Automotive signings as a percentage of total signings, increased to 84% for fiscal 2001 compared to 80% for fiscal 2000. Architectural signings, as a percentage of total signings, decreased to 16% for fiscal 2001 compared to 20% for fiscal 2000.

•	The mix of signings by geographic region, as a percentage of total signings, changed significantly between the periods. Signings in the Americas (North, Central and South America) decreased to 35% for fiscal 2001 compared to 62% for fiscal 2000. Signings in Europe decreased to 14% for fiscal 2001 compared to 28% for fiscal 2000. Signings in the Asia-Pacific region increased to 51% for fiscal 2001 compared to 10% for fiscal 2000. The Company has experienced a recent increase in quoting activity and contract signings for the Asia-Pacific region and the Company believes that given world demographics and long term economic trends, the Asia-Pacific region will continue to represent a significant market for the Company’s products.

     Capital expenditures, including demonstration furnaces classified as fixed assets, were $107 for fiscal 2001 compared to $223 for fiscal 2000. Future capital expenditures, excluding demonstration furnaces, used to replace or improve operating equipment and facilities are estimated to be less than $1,000 per year. In addition, the Company intends to make periodic replacements and improvements on demonstration furnaces, which are used for customer demonstrations and research and development purposes. Demonstration furnaces, which outlive their usefulness for customer demonstrations or research and development purposes, or both, may be refurbished and sold or put to other applicable uses.

     At June 30, 2001, the Company has net operating loss (“NOL”) carryforwards for regular and alternative minimum tax purposes of approximately $61,657 and $58,070, respectively, which expire in the years 2009 through 2016.

     The Company’s business is subject to rapid fluctuations due to changes in the world markets for the end products produced by its equipment (largely in the cyclical markets of automobiles and construction), currency fluctuations, the local economies of those countries where users and potential users of the Company’s equipment are located, geopolitical events and other macroeconomic forces largely beyond the ability of the Company to predict or control. Except as discussed above, management is not currently aware of any trends, demands, commitments or uncertainties, which will or which are reasonably likely to result in a material change in the Company’s liquidity.

Inflation

     Management believes that the Company’s operations have not been adversely affected by inflation.

ITEM 7(a). Market Risk Exposures

     Based on the Company’s current operations and business practices, the Company does not believe that it has any significant exposure to interest rate, foreign currency, commodity price, or equity price market risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Auditors

The Board of Directors and Shareholder
Glasstech, Inc.

We have audited the accompanying consolidated balance sheets of Glasstech, Inc. as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholder’s equity (capital deficiency), and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glasstech, Inc. at June 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a net capital deficiency and net working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ERNST & YOUNG LLP

Toledo, Ohio
August 24, 2001

GLASSTECH, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30
	2001	2000

Assets

Current assets:

Cash and cash equivalents	$6,197	$5,668

Accounts receivable:

Contracts:

Uncompleted, including unbilled amounts of $1,563 and $2,211	6,637	4,820

Completed	1,371	1,626

Trade, less allowance of $40 for doubtful accounts	1,810	1,631

	9,818	8,077
Inventory:

Replacement and service parts	1,798	1,675

Furnace and other	680	687

	2,478	2,362
Prepaid expenses	341	279

Total current assets	18,834	16,386

Net property, plant and equipment	4,656	5,650

Other assets:

Patents, less accumulated amortization of $6,908 and $5,181	11,375	13,102

Goodwill, less accumulated amortization of $10,176 and $7,660	40,249	42,765

Deferred financing costs and other	2,575	3,208

Total other assets	54,199	59,075

	$77,689	$81,111

Liabilities and capital deficiency

Current liabilities:

Revolving credit facility	$3,000	$—

Accounts payable	3,772	2,786

Billings in excess of costs and estimated earnings on uncompleted contracts	4,344	2,289

Accrued liabilities:

Interest	4,462	4,462

Contract costs	1,844	876

Salaries and wages	1,315	1,232

Other	893	973

	8,514	7,543

Total current liabilities	19,630	12,618

Long-term debt	69,679	69,572

Nonpension postretirement benefit obligation	493	456

Capital deficiency:

Common stock $.01 par value; 1,000 shares authorized, issued and outstanding	—	—

Additional capital	15,750	15,750

Shareholder’s basis reduction	(4,028)	(4,028)

Retained deficit	(23,835)	(13,257)

Total capital deficiency	(12,113)	(1,535)

	$77,689	$81,111

See accompanying notes.

GLASSTECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

		Years ended June 30
	2001	2000	1999

Net revenue	$49,995	$47,022	$50,545

Cost of goods sold	34,654	29,411	31,768

Gross profit	15,341	17,611	18,777

Selling, general and administrative expenses	7,962	7,626	8,632

Research and development expenses	4,194	3,633	3,368

Amortization expense	4,243	4,243	4,243

Operating profit (loss)	(1,058)	2,109	2,534

Interest expense	(9,668)	(9,668)	(9,668)

Other income – net	148	261	352

Net loss	$(10,578)	$(7,298)	$(6,782)

See accompanying notes.

GLASSTECH, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (CAPITAL DEFICIENCY)
(Dollars in thousands)

	Common Stock			Shareholder's	Retained
			Additional	Basis	Earnings
	Shares	Amount	Capital	Reduction	(Deficit)	Total

Balance July 1, 1998	1,000	$–	$15,750	$(4,028)	$823	$12,545
Net loss					(6,782)	(6,782)

Balance, June 30, 1999	1,000	–	15,750	(4,028)	(5,959)	5,763
Net loss					(7,298)	(7,298)

Balance, June 30, 2000	1,000	–	15,750	(4,028)	(13,257)	(1,535)
Net loss					(10,578)	(10,578)

Balance, June 30, 2001	1,000	$–	$15,750	$(4,028)	$(23,835)	$(12,113)

See accompanying notes.

GLASSTECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years ended June 30

	2001	2000	1999

Operating activities

Net loss	$(10,578)	$(7,298)	$(6,782)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	5,974	6,232	6,343

Accretion of debt discount	107	107	107

Nonpension postretirement benefit obligation expense in excess of payments	37	34	17

Changes in assets and liabilities affecting operations:

Accounts receivable	(1,741)	(2,547)	4,475

Inventory	(116)	1,005	(965)

Prepaid expenses	(62)	71	—

Accounts payable	986	1,076	(2,457)

Billings in excess of costs and estimated earnings on uncompleted contracts	2,055	(961)	(1,058)

Accrued liabilities	971	(509)	(4,083)

Net cash used in operating activities	(2,367)	(2,790)	(4,403)

Investing activities

Additions to property, plant and equipment	(107)	(223)	(47)

Other	3	20	(10)

Net cash used in investing activities	(104)	(203)	(57)

Financing activities

Revolving credit facility	3,000	—	—

Net cash provided by financing activities	3,000	—	—

Increase (decrease) in cash and cash equivalents	529	(2,993)	(4,460)

Cash and cash equivalents at beginning of year	5,668	8,661	13,121

Cash and cash equivalents at end of year	$6,197	$5,668	$8,661

Supplemental disclosure of cash flow information:

Cash paid (received) during the year for the following:

Interest	$8,925	$8,925	$8,925

Income taxes	$—	$(21)	$21

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

In connection with accounting for the Transaction, the Company applied the provisions of Emerging Issues Task Force Issue 88-16 (EITF 88-16), whereby the carryover equity interests of certain shareholders from the predecessor company were recorded at their predecessor basis. As a result, shareholder’s equity of the Company was reduced by $4,028 with a corresponding reduction to the value of goodwill acquired.

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

The Company has incurred significant losses and at June 30, 2001 had a net capital deficiency of approximately $12,113 and a working capital deficiency of approximately $796. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company management has been actively addressing these matters including cost reduction and revenue growth initiatives and other strategic alternatives associated with their business plan. In addition, the Company is currently negotiating to expand amounts available under its Credit Facility as well as seeking other sources of financing. The Company’s ability to continue as a going concern is dependent on the success of these initiatives and execution of its strategic business plan. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

2. Significant Accounting Policies (continued)

Credit Practices

Credit terms are granted to customers and periodically revised based on evaluations of the customer’s financial condition with collateral generally not being required. In certain instances, letters of credit may be obtained to secure payment.

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

Goodwill is being amortized on the straight-line basis over 20 years. The Company periodically reviews goodwill to assess recoverability, generally based upon expectations of nondiscounted cash flows, excluding interest and taxes.

Deferred financing costs are being amortized over 7 years, the length of the underlying note agreement.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Standards

In June 2001 the FASB issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company will apply the new accounting rules for goodwill beginning July 1, 2002 but has not yet determined the effects of these statements on the earnings and financial position of the Company.

3. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	As of June 30

	2001	2000

Cost:

Land	$110	$110

Building and leasehold improvements	2,368	2,372

Machinery and equipment	1,097	1,095

Demonstration glass tempering furnaces	4,389	4,365

Office equipment	1,989	1,918

Other	12	9

	9,965	9,869

Less accumulated depreciation and amortization	(5,309)	(4,219)

Net property, plant and equipment	$4,656	$5,650

4. Notes Payable and Long-Term Debt

In connection with the Transaction, the Company issued $70,000 of 12-3/4% Senior Notes due 2004. Interest on the Senior Notes is payable semi-annually on each January 1 and July 1. The terms of the Senior Notes do not require any scheduled principal payments prior to maturity.

The Company also entered into a revolving credit facility (“Credit Facility”) in connection with the Transaction. The Credit Facility is available to fund working capital requirements as needed, and to secure standby letters of credit. The Credit Facility provides for borrowings up to $13,000 (including standby letters of credit), subject to a borrowing base of certain qualifying assets up to a maximum of $7,000. Any borrowings or standby letters of credit above $7,000 must be cash collateralized. The Credit Facility provides for interest on outstanding borrowings at the LIBOR rate plus 2.5% (6.75% at June 30, 2001), payable semi-annually. The Credit Facility is secured by substantially all of the assets of the Company. At June 30, 2001, the borrowing base approximated $6,041, which included outstanding borrowings of $3,000 and standby letters of credit of $1,881.

The Senior Notes and Credit Facility contain numerous financial and other covenants which include the maintenance of certain levels of earnings as defined, restrictions on the payment of dividends and the incurrence of additional indebtedness as well as certain types of business activities and investments. In September 2001, in order to remain in compliance, the Company’s Credit Facility was amended to modify the fixed charge coverage ratio covenant for the fourth fiscal quarter ended June 30, 2001. Furthermore, the amendment permits the Company to borrow under the Credit Facility until November 14, 2001 without regard to whether or not it is in compliance with the fixed charge coverage ratio for the first fiscal quarter ending September 30, 2001. On November 14, 2001, the Company will need to demonstrate its compliance with the covenant, obtain a waiver of the covenant or refinance or replace the Credit Facility. The Company believes it is in material compliance with all covenants, as amended.

At June 30, 2001 and 2000, the Company believes the carrying value of the Senior Notes exceeds their fair value. Although the Senior Notes are publicly traded, the trading volume is so low that the Company is unable to determine their fair value.

5. Employee Benefit Plans

The Company has defined contribution retirement plans that cover substantially all employees. Contributions for the Employees’ Pension Plan, which are based on participants’ compensation, are funded annually, in arrears. Annual expense for this plan approximated $517, $534 and $616, for the years ended June 30, 2001, 2000 and 1999, respectively. The Company does not match contributions made by employees under the Employees’ Savings Plan, a 401(k) plan.

The Company provides certain retiree healthcare insurance benefits to eligible retired employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. These benefits are provided at the discretion of the Company and are subject to revision or termination at any time. The Company funds such costs as they are incurred.

The components of the net periodic postretirement benefit cost for the years ended June 30 are as follows:

	2001	2000	1999

Service cost (benefits earned during the period)	$17	$17	$16

Interest cost on accumulated postretirement benefit obligation	37	36	32

Recognized net actuarial loss	2	3	–

Net periodic postretirement benefit cost	$56	$56	$48

The changes in the accumulated postretirement benefit obligation and amounts accrued were as follows:

	2001	2000

Change in accumulated postretirement benefit obligation:

Benefit obligation, beginning of year	$546	$527

Service cost	17	17

Interest cost	37	36

Actuarial gain	(25)	(12)

Benefits paid	(19)	(22)

Benefit obligation, end of year	$556	$546

Funded status of plan	$556	$546

Unrecognized net loss	(63)	(90)

Accrued benefit obligation	$493	$456

The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.0% at June 30, 2001 and 2000. The assumed healthcare cost trend rates used to measure the expected cost of benefits covered by this plan ranges principally from 4.25% to 5.75%, and decrease ratably to 4.25% by fiscal year 2010.

6. Federal Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax liabilities and assets at June 30 are as follows:

	2001	2000

Deferred income tax liabilities:

Contract revenues	$(5,756)	$(3,261)

Tax basis differences on purchased assets	(2,547)	(1,530)

Property, plant and equipment	(483)	(613)

Total deferred income tax liabilities	(8,786)	(5,404)

Deferred income tax assets:

Federal income tax operating loss carryovers	23,430	17,692

Accrued liabilities and reserves	956	565

Other	708	421

Total deferred income tax assets	25,094	18,678

Less valuation allowance	16,308	13,274

Net deferred income tax assets	8,786	5,404

Total deferred income taxes—net	$–	$–

A valuation allowance has been recorded against the Company’s deferred income tax assets due to the uncertainties surrounding the realization of any future tax benefit.

The consolidated effective income tax rate differs from the statutory U. S. federal tax rate for the following reasons and by the following percentages:

	2001	2000	1999

Statutory U. S. Federal tax rate	(34.0)%	(34.0)%	(34.0)%

Increase (reduction) in tax rate resulting from:

Effect of increase (reduction) in valuation reserve for deferred income taxes	25.8	22.1	20.9

Amortization of goodwill	8.1	11.8	12.7

Other	0.1	0.1	0.4

Effective tax rate	–%	–%	–%

At June 30, 2001, the Company has net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $61,657 and $58,070, respectively, which expire in the years 2009 through 2016. Such loss carryforwards have annual usage limitations which, if not utilized in a given year, may be utilized in subsequent years.

7. Leases

The Company leases a manufacturing/office building, a warehouse and certain office equipment under long-term agreements. The Company has the option to renew the manufacturing/office building lease for one additional five-year period at slightly higher rates. Total rental expense amounted to $502, $475 and $461, respectively for each of the three years in the period ended June 30, 2001. Total minimum rental commitments under the operating leases for fiscal years subsequent to June 30, 2001 total approximately $1,804 payable as follows: 2002—$566, 2003—$492, 2004—$416, 2005—$251, 2006—$79.

8. Geographic and Customer Information

The Company operates in one industry segment, the design and manufacture of glass bending and tempering equipment. The Company’s net revenues from external customers are derived from glass bending and tempering equipment and related replacement parts and service. The Company’s net revenues from external customers by geographic areas and customers who represent 10% or more of total sales for 2001, 2000 and 1999 are presented below. Long-lived assets, consisting of property, plant and equipment, patents and goodwill, located outside the United States are not significant.

	2001	2000	1999

Net Revenue by Geographic Location:

Asia-Pacific	$21,418	$5,555	$14,189

United States	15,792	29,009	23,995

Europe	8,388	8,053	10,338

Latin America	2,724	4,072	1,638

Other	1,673	333	385

	$49,995	$47,022	$50,545

	2001	2000	1999

Major customers percentage of net revenue:

Customer A	40.9%	11.7%	17.7%

Customer B	11.9	16.5	2.4

Customer C	7.4	10.3	–

Customer D	2.3	6.4	10.2

Customer E	1.3	6.0	17.3

9. Transactions with Affiliate

Upon consummation of the Transaction, the Company entered into an advisory agreement with Key Equity Capital Corporation (“KECC”), a major shareholder, at an annual expense of $200 adjusted to $150 effective October 1, 1998. Effective June 30, 2000, Blue Point Capital Partners (“BPCP”) succeeded KECC’s interest in the advisory agreement.

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

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the names and ages of the Company’s executive officers (the “Executive Management”) and the directors of the Company and Holding (the “Directors”). The officers and directors of the Company and Holding are identical and management believes that they will continue to be identical for the foreseeable future.

Name	Age	Position

Mark D. Christman	49	Director, President and Chief Executive Officer

John S. Baxter	61	Senior Vice President, Marketing and Sales

Kenneth H. Wetmore	54	Vice President, General Counsel and Secretary

Ronald A. McMaster, Ph.D.	62	Vice President, Corporate Development

Diane S. Tymiak	44	Vice President, Treasurer and Chief Financial Officer

Larry E. Elliott	52	Vice President, Manufacturing

James P. Schnabel	41	Vice President, Development

Kevin W. Alexander	42	Vice President, Logistics

Norman J. Klatt	70	Vice President, Sales — Asia

David P. Given	47	Director

John A. LeMay	35	Director

James M. Papada, III	53	Director

Edmund S. Wright	58	Director

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

     James P. Schnabel was elected Vice President in 1997 and currently serves as Vice President Development. Mr. Schnabel joined the Company in 1984 and has served in various engineering capacities with the Company since that time.

     Kevin W. Alexander joined the Company in January 2000 as Economist and currently serves as Vice President, Logistics. Prior to joining the Company, Mr. Alexander was employed by SKF USA, most recently as Vice President of Supply Chain Management.

     Norman J. Klatt joined the Company in December 1980 and currently serves as Vice President, Sales — Asia. Mr. Klatt has served in various marketing and sales capacities with the Company.

     David P. Given became a Managing Partner of Blue Point Capital Partners, L.P. (“BPCP”), a venture capital firm, effective June 30, 2000. See “Certain Relationships and Certain Transactions.” Prior to joining BPCP, Mr. Given had been President of KECC since 1995 and joined KECC as a Vice President in 1990. Mr. Given serves as a director of several privately held companies. Upon the consummation of the Transactions, Mr. Given began to serve as Director.

     John A. LeMay became a Principal with BPCP, effective June 30, 2000. Prior to joining BPCP, Mr. LeMay joined KECC as a Vice President in 1998. Prior to joining KECC, Mr. LeMay was employed by the Boston Consulting Group, Inc. and Salomon Brothers, Inc. Mr. LeMay became a Director in May 1999.

     James M. Papada is Chairman of the Board of Directors and CEO of Technitrol, Inc. (NYSE: TNL), a diversified manufacturer of components for electrical and electronic equipment. From 1978 to 1982 and from 1988 to 1999, Mr. Papada was a partner with the law firm of Stradley, Ronon, Stevens & Young, located in Philadelphia, Pennsylvania. From 1983 to 1988, Mr. Papada was Chief Operating Officer of Hordis Brothers, Inc., the largest independent glass processor/fabricator in the United States. Mr. Papada is also a director of Parra-Chem Southern, Inc. and CTA, Incorporated. Mr. Papada became a Director in February 1998.

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

     Under the Stockholders’ Agreement (as defined herein), Messrs. Given and LeMay serve as directors as representatives of KECC, and Mr. Christman serves as a director by virtue of his position as President and Chief Executive Officer of the Company and Holding.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the compensation received by the Company’s Chief Executive Officer and the four other highest paid executive officers (together with the Chief Executive Officer, the “Named Executive Officers”) for services to the Company in fiscal years 2001, 2000 and 1999.

Summary Compensation Table

		Annual		All Other
		Compensation		Compensation

Name and Principal Position	Fiscal Year	Salary	Bonus(a)	(b)

Mark D. Christman	2001	$306,295	$—	$14,680

President and Chief Executive Officer	2000	296,140	228,000	14,264

	1999	289,909	1,058,000	13,848

John S. Baxter	2001	239,169	—	15,292

Senior Vice President, Marketing and Sales	2000	231,847	70,000	14,708

	1999	226,935	322,000	14,400

Kenneth H. Wetmore	2001	206,052	—	14,776

Vice President, General Counsel and Secretary	2000	201,002	40,000	14,162

	1999	196,932	170,000	14,076

Norman J. Klatt	2001	194,964	—	9,524

Vice President Sales — Asia	2000	190,031	6,000	10,022

	1999	188,639	80,000	10,520

Ronald A. McMaster	2001	190,308	—	15,292

Vice President, Corporate Development	2000	184,004	15,000	15,098

	1999	180,160	72,000	14,400

(a)	Represent bonus amounts paid in the fiscal years listed but related to prior year performance.

(b)	Represents (i) a pension plan contribution equal to 5% of each Named Executive Officer’s first $160,000 of compensation under the Company’s pension plan and (ii) imputed income on life insurance provided by the Company.

Employment Agreements and Arrangements

     Mr. Christman has entered into a five-year employment agreement with Holding and the Company pursuant to which Mr. Christman serves as the President and Chief Executive Officer of Holding and the Company (the “President”). Mr. Christman is paid a base salary subject to certain cost-of-living adjustments, and receives customary executive benefits. Additionally, pursuant to his agreement and the Stockholders Agreement (as defined herein), he is entitled to receive no less than 40% of all distributions from the Performance Bonus Pool (as defined herein), participate in the Restricted Stock Program (as defined herein), and participate in the Performance Share Program (as defined herein). See “Management Incentive Plans.” The employment agreement also contains a noncompetition provision that prohibits Mr. Christman from competing or holding certain ownership interests in other businesses that compete against the Company for the later of five years after the initial date of the agreement or two years following the termination of Mr. Christman’s employment (unless Mr. Christman is terminated without cause, in which case no restriction shall apply). The employment agreement is renewable by the Company for one-year successive terms upon completion of the initial five-year term.

     Each of the other members of Executive Management, except Mr. Alexander and Mr. Klatt, also entered into an employment agreement (each, an “Employment Agreement” and, collectively with the

President’s employment agreement, the “Employment Agreements”) that is substantially similar to Mr. Christman’s agreement, but is paid a base salary per year, subject to certain cost-of-living adjustments.

Management Incentive Plans

     In connection with the Transactions, the Company and Holding have established (i) a performance bonus pool (the “Performance Bonus Pool”); (ii) a restricted stock plan (the “Restricted Stock Program”); and (iii) a performance share program (the “Performance Share Program”), all of which were designed to retain and reward members of Executive Management. No table describing options granted in the last fiscal year has been included, because neither the Company nor Holding has granted any options to Executive Management in the past fiscal year and no options to Executive Management are currently outstanding.

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

     Restricted Stock Program. Simultaneous with the consummation of the Transactions, Holding and the members of the Key Equity Group entered into a stockholders agreement (the “Stockholders Agreement”), pursuant to which Holding established the Restricted Stock Program. Under the terms of the Restricted Stock Program, members of Executive Management were granted, under their employment agreements, in the aggregate, 1,667 shares of restricted Class C Common Stock (as defined herein) of Holding. The restricted Class C Common Stock may not be sold or otherwise transferred while the restrictions are in effect and may be forfeited to the Company if the recipient leaves the Company before the restrictions lapse. The shares of Class C Common Stock are non-voting and the restrictions will generally lapse in equal amounts over a four-year period. However, all such restrictions will lapse upon a Change of Control (as defined in the Employment Agreements).

     Performance Share Program. The Performance Share Program was established under the Stockholders Agreement. Under the terms of the Performance Share Program, members of Executive Management purchased shares of Class D Common Stock of Holding (the “Class D Holders”) by paying $0.01 in cash and paying for the balance by issuing to Holding promissory notes in consideration therefor and pledging such shares to Holding to secure such debt. Upon the occurrence of a Liquidity Event (as defined herein), a final determination of the number of shares of Class D Common Stock that will be retained by members of Executive Management will be made based upon the achievement by the Key Equity Group of certain goals relating to its return on the Equity Contribution, as adjusted to account for the value attributable to the Warrants. “Liquidity Event” is defined in the Stockholders Agreement as the first to occur of (i) the sale of Holding and (ii) a public offering of any of Holding’s securities (each, a “Liquidity Event”). The Company will have the right to repurchase shares of Class D Common Stock under certain circumstances upon a termination of employment.

Employees’ Pension Plan and Employees’ Savings Plan

     The Company’s Employees’ Pension Plan and Employees’ Savings Plan cover substantially all of its employees. Under the Employees’ Pension Plan, the Company may make annual contributions to the participants equal to 5% of each participant’s compensation up to $160,000. For the fiscal years ended June 30, 1999, 2000 and 2001, the Company’s expense under the Employees’ Pension Plan approximated $616,000 $534,000 and $517,000, respectively. The Company does not match contributions made by employees under the Employees’ Savings Plan, a 401(k) plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Holding owns 100% of the issued and outstanding common stock of the Company. As of September 21, 2001, the following entities or persons owned the outstanding Common Stock of Holding as set forth below.

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock

	Number of	Percent of	Number of	Percent of	Number of	Percent of	Number of	Percent of
	Shares(a)	Ownership(b)	Shares(c)	Ownership	Shares	Ownership	Shares	Ownership

Key Equity Capital Corporation 127 Public Square, 28th Floor Cleveland, Ohio 44114-1306(d)	1,550	37.5%	8,405	100.0%	—	—	—	—

Key Equity Partners 97 127 Public Square, 28th Floor Cleveland, Ohio 44114-1306(e)	—	—	—	—	3,335	66.7%	—	—

David Given(e) 127 Public Square, 28th Floor Cleveland, Ohio 44114-1306	—	—	—	—	3,335	66.7%	—	—

Executive Management(f) Mark D. Christman	1,010	24.4%	—	—	834	16.7%	4,000	40.0%

John S. Baxter	175	4.2%	—	—	267	5.3%	1,800	18.0%

Kenneth H. Wetmore	125	3.0%	—	—	133	2.7%	1,000	10.0%

Ronald A. McMaster, Ph.D.	150	3.6%	—	—	67	1.3%	500	5.0%

Diane S. Tymiak	90	2.2%	—	—	100	1.9%	700	7.0%

Larry E. Elliot	35	0.9%	—	—	133	2.7%	1,000	10.0%

James P. Schnabel	75	1.8%	—	—	133	2.7%	1,000	10.0%

Key Equity Group(g)	3,210	77.6%	8,405	100.0%	5,002	100.0%	10,000	100.0%

James M. Papada, III	25	0.6%	—	—	—	—	—	—

Edmund S. Wright	25	0.6%	—	—	—	—	—	—

All officers and directors as a group	3,260	78.8%	8,405	100.0%	5,002	100.0%	10,000	100.0%

(a)	Does not include shares of Class A Common Stock issuable upon conversion of Class B Common Stock, or following the occurrence of a Conversion Event, Class C Common Stock.

(b)	Assumes 877.21 shares of Class A Common Stock issuable pursuant to the Warrants are outstanding.

(c)	Does not include shares of Class B Common Stock issuable upon conversion of Class A Common Stock.

(d)	KECC is a wholly owned subsidiary of Key Bank, N.A., which is a wholly owned subsidiary of KeyCorp, a bank holding corporation.

(e)	Mr. Given is a partner of KEP 97. Accordingly, Mr. Given may be deemed to beneficially own the shares owned by KEP 97.

(f)	Simultaneously with the consummation of Transaction, Executive Management purchased 1,660 shares of Class A Common Stock on the same terms and conditions as those shares of Class A Common Stock that are purchased by KECC. In addition, Executive Management received 1,667 shares of Class C Common Stock in connection with the Restricted Stock Plan and up to 10,000 shares of Class D Common Stock that may be earned under the Performance Share Program.

(g)	The Key Equity Group is comprised of Executive Management, KECC and KEP 97.

Stockholders Agreement

     Simultaneously with the consummation of the Transactions, members of the Key Equity Group and Holding entered into a Stockholders’ Agreement (the “Stockholders Agreement”) which, together with the Amended and Restated Certificate of Incorporation of Holding (the “Certificate of Incorporation”), governs the terms of the capital stock of Holding.

     Classes of Common Stock. The authorized shares of capital stock of Holding (the “Common Stock”) consists of: (i) 18,072 authorized shares of Class A Voting Common Stock, $0.01 par value (the “Class A Common Stock”); (ii) 13,070 authorized shares of Class B Non-Voting Common Stock, $0.01 par value (the “Class B Common Stock”); (iii) 5,002 shares of Class C Stock Non-Voting Common Stock, $0.01 par value (the “Class C Common Stock”); and (iv) 10,000 shares of Class D Non-Voting Common Stock, $0.01 par value (the “Class D Common Stock”). The holders of Class A Common Stock have the right to vote on all matters to be voted on by the stockholders of Holding. At every meeting of stockholders of Holding, each holder of Class A Common Stock is entitled to one vote per share. Except as otherwise required by law, a holder of Class B Common Stock, Class C Common Stock or Class D Common Stock has no voting rights with respect to such Common Stock.

     Control. The Certificate of Incorporation requires Holding to obtain the approval by vote or written consent of 55% of the then outstanding shares of Class A Common Stock, in addition to any other vote required by law, in order to do any of the following: (i) redeem, purchase or otherwise acquire for value any shares of Common Stock or any other shares of its capital stock, except as specifically permitted in the Stockholders Agreement; (ii) authorize or issue, or obligate itself to authorize or issue, additional shares of Common Stock or any other shares of its capital stock except as contemplated in the Certificate of Incorporation or in the Stockholders Agreement; (iii) amend, alter or repeal the Certificate of Incorporation or the By-Laws of Holding (the “By-Laws”); (iv) declare or pay any dividends or make any distributions with respect to any of its capital stock; or (v) except as specifically permitted by the Stockholders Agreement, effect, or obligate itself to effect, any sale, lease, assignment, transfer or other conveyance of all or substantially all of the assets of Holding or any subsidiary thereof, or any consolidation or merger involving Holding or any subsidiary thereof, or any reclassification or other change of capital stock, or any recapitalization or reorganization or any dissolution, liquidation or winding up of Holding or any subsidiary thereof, except for the merger into Holding of, or the transfer of assets to Holding from, any wholly owned subsidiary.

     In addition, the Stockholders Agreement provides that Holding will not, and will not permit any of its subsidiaries (including the Company), to take any of the following actions without the written consent of KECC or Key Equity Partners, a general partnership comprised of certain affiliates of KECC (“KEP 97”): (i) acquire any assets (other than in the ordinary course of business), capital stock, or any other interest in another business or entity; (ii) sell, lease, transfer, mortgage, pledge, or encumber all or substantially all of its assets; (iii) dispose of any business entity or product line or any division or subsidiary; (iv) enter into any merger, consolidation, reorganization or recapitalization, or any agreement to do any of the foregoing or reclassify any of its equity securities; (v) issue any equity security, or issue any options, warrants, convertible securities, or other rights (contingent or otherwise) to acquire any equity securities, except for shares of Class A Common Stock issued pursuant to the Warrants and the issuance of stock to an employee of Holding or any of its subsidiaries in accordance with a stock purchase or award program plan or the conversion of stock as described in the Certificate of Incorporation; (vi) form or acquire any subsidiary except those now existing; (vii) except as otherwise contemplated by the Stockholders Agreement, declare or pay any dividends or distributions on the Common Stock or other equity securities or redeem or repurchase any Common Stock; (viii) grant its consent to a transfer of stock otherwise prohibited by the Stockholders Agreement; (ix) incur, assume or guaranty any indebtedness for borrowed money in excess of certain amounts in any fiscal year; (x) make any loans or advances to any stockholders or any employees of Holding or any of its subsidiaries other than advances to employees in the ordinary course of business which do not exceed certain amounts per year; (xi) make capital expenditures in excess of certain amounts in any fiscal year; (xii) except as otherwise contemplated by the Stockholders Agreement, enter into any transaction with any stockholder or any affiliate of Holding or its subsidiaries or any stockholder that is on terms less favorable to Holding and its subsidiaries than could be obtained from unaffiliated third parties on an arm’s-length basis; (xiii) amend its Certificate of Incorporation or By-Laws; or (xiv) enter into any agreement to do any of the foregoing.

     Conversion. Each holder of Class B Common Stock is entitled at any time and from time to time to convert any or all of the shares of that holder’s Class B Common Stock into the same number of shares of Class A Common Stock as provided in the Certificate of Incorporation; each holder of Class A Common Stock is entitled at any time and from time to time to convert any or all of the shares of that holder’s Class A Common Stock into the same number of shares of Class B Common Stock as provided in the Certificate of Incorporation; provided that in the case of a conversion from Class B Common Stock, which is non-voting, into Class A Common Stock, which is voting, the holder of shares to be converted would be permitted under applicable law to hold the total number of shares of Class A Common Stock which would be held after giving effect to the conversion. The conversion of the Class B Common Stock held by BPCP could result in a change of control of Holding and the Company, since Holding is the sole stockholder of the Company.

     Each holder of Class C Common Stock is entitled to convert any or all of the shares of that holder’s Class C Common Stock into the same number of shares of Class A Common Stock only upon the occurrence of any public offering or public sale of securities of the Corporation (including a public offering registered under the Securities Act and a sale pursuant to Rule 144 of the Securities Act or any similar rule then in effect) (any such offering, a “Conversion Event”). In addition, each holder of Class C Common Stock is entitled to convert shares of Class C Common Stock if such holder reasonably believes that a Conversion Event will be consummated. The Company is obligated, upon written request of the holder of Class C Common Stock, to effect such conversion in a timely manner so as to enable each such holder to participate in such Conversion Event. If any shares of Class C Common Stock are converted into shares of Class A Common Stock in connection with a Conversion Event and such shares of Class A Common Stock are not actually distributed, disposed of or sold pursuant to such Conversion Event, such shares of Class A Common Stock will promptly be converted back into the same number of shares of Class C Common Stock that had been the subject of the request for conversion.

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

     Effective June 30, 2000, Messrs. Given and LeMay resigned their positions with KECC and their affiliates and became a Managing Partner and Principal of BPCP, respectively. In addition, effective June 30, 2000, an affiliate of BPCP and KECC entered into an Investment Management Agreement, pursuant to which the affiliate of BPCP agreed to manage KECC’s existing investments, which includes its investment in Holding. As a result of entering into the Investment Management Agreement, the affiliate of BPCP effectively succeeded to KECC’s interest in the fees payable under the advisor agreement.

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

Schedule II—Valuation and Qualifying Accounts on page S-1.

All other schedules are omitted as the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information is presented in the consolidated financial statements or related notes.

(a)	(3) Exhibits:
2.1(a)	Agreement and Plan of Merger

2.2(a)	Amendment to Agreement and Plan of Merger

3.1(a)	Restated Certificate of Incorporation of the Registrant

3.2(a)	By-laws of the Registrant

4.1(a)	Indenture (including form of Note)

4.2(a)	First Supplemental Indenture

10.1(a)	Financing and Security Agreement between Bank of America, N.A., (f/k/a NationsBank, N.A.) and the Registrant

10.1.1(b)	Second Amendment to Financing and Security Agreement between Bank of America, N.A., (f/k/a NationsBank, N.A.) and the Registrant

10.1.2(c)	Third Amendment to Financing and Security Agreement between Bank of America, N.A., (f/k/a NationsBank, N.A.) and the Registrant

10.1.3(d)	Fourth Amendment to Financing and Security Agreement between Bank of America, N.A., (f/k/a NationsBank, N.A.) and the Registrant

10.1.4(e)	Fifth Amendment to Financing and Security Agreement between UPS Capital Corporation (successor-in-interest to Bank of America, N.A., f/k/a NationsBank, N.A.) and the Registrant

10.2(a)	Plant and Office Lease

10.3(a)	Warehouse Lease

10.4(a)	Advisory Agreement between the Registrant and Key Equity Capital Corporation

10.5(a)	Form of Exchange Agent Agreement between United States Trust Company of New York and the Registrant

10.6(a)	Employment Agreement among Glasstech Holding Co., the Registrant and John S. Baxter

10.7(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Mark D. Christman

10.8(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Larry E. Elliott

10.9(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Ronald A. McMaster

10.10(a)	Employment Agreement among Glasstech Holding Co., the Registrant and James P. Schnabel, Jr.

10.11(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Diane S. Tymiak

10.12(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Kenneth H. Wetmore

10.13(a)	Securities Purchase Agreement between the Registrant, as successor to Glasstech Sub Co., and CIBC Wood Gundy Securities Corp.

10.14(a)	Registration Rights Agreement between the Registrant, as successor to Glasstech Sub Co., and CIBC Wood Gundy Securities Corp.

21.1(a)	List of Subsidiaries.

(a)	Incorporated by reference from the Company’s Registration Statement on Form S-4 (Registration No. 333-34391) (the “Form S-4”) filed on August 26, 1997. Each of the above exhibits has the same exhibit number in the Form S-4.

(b)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on February 11, 1999.

(c)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on September 23, 1999.

(d)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 13, 2000.

(e)	Filed herewith.

(b)	Reports on Form 8-K:

No reports have been filed during the last quarter of the fiscal year covered by this report on Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSTECH, INC

Date: September 27, 2001	/s/ Mark D. Christman

Mark D. Christman President and Chief Executive Officer

     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: September 27, 2001	/s/ Mark D. Christman

Mark D. Christman Director, President and Chief Executive Officer (Principal Executive Officer)

Date: September 27, 2001	/s/ Diane S. Tymiak

Diane S. Tymiak Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: September 27, 2001	/s/ David P. Given

David P. Given Director

Date: September 27, 2001	/s/ James M. Papada, III

James M. Papada, III Director

Date: September 27, 2001	/s/ Edmund S. Wright

Edmund S. Wright Director

GLASSTECH, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charged		Balance
	Balance at	to	Amount	at
	Beginning	Costs and	Charged	End of
Description	of Period	Expenses	Off	Period

		(In thousands)
Year ended June 30, 2001:

Allowance for doubtful accounts	$40	$—	$—	$40

Accrued contract costs	$874	$4,435	$3,465	$1,844

Year ended June 30, 2000:

Allowance for doubtful accounts	$40	$—	$—	$40

Accrued contract costs	$795	$1,963	$1,884	$874

Year ended June 30, 1999:

Allowance for doubtful accounts	$40	$—	$—	$40

Accrued contract costs	$2,382	$1,694	$3,281	$795

S-1

EXHIBIT INDEX

2.1(a)	Agreement and Plan of Merger

2.2(a)	Amendment to Agreement and Plan of Merger

3.1(a)	Restated Certificate of Incorporation of the Registrant

3.2(a)	By-laws of the Registrant

4.1(a)	Indenture (including form of Note)

4.2(a)	First Supplemental Indenture

10.1(a)	Financing and Security Agreement between Bank of America, N.A., (f/k/a NationsBank, N.A.) and the Registrant

10.1.1(b)	Second Amendment to Financing and Security Agreement between Bank of America, N.A., (f/k/a NationsBank, N.A.) and the Registrant

10.1.2(c)	Third Amendment to Financing and Security Agreement between Bank of America, N.A., (f/k/a NationsBank, N.A.) and the Registrant

10.1.3(d)	Fourth Amendment to Financing and Security Agreement between Bank of America, N.A., (f/k/a NationsBank, N.A.) and the Registrant

10.1.4(e)	Fifth Amendment to Financing and Security Agreement between UPS Capital Corporation (successor-in-interest to Bank of America, N.A., f/k/a NationsBank, N.A.) and the Registrant

10.2(a)	Plant and Office Lease

10.3(a)	Warehouse Lease

10.4(a)	Advisory Agreement between the Registrant and Key Equity Capital Corporation

10.5(a)	Form of Exchange Agent Agreement between United States Trust Company of New York and the Registrant

10.6(a)	Employment Agreement among Glasstech Holding Co., the Registrant and John S. Baxter

10.7(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Mark D. Christman

10.8(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Larry E. Elliott

10.9(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Ronald A. McMaster

10.10(a)	Employment Agreement among Glasstech Holding Co., the Registrant and James P. Schnabel, Jr.

10.11(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Diane S. Tymiak

10.12(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Kenneth H. Wetmore

10.13(a)	Securities Purchase Agreement between the Registrant, as successor to Glasstech Sub Co., and CIBC Wood Gundy Securities Corp.

10.14(a)	Registration Rights Agreement between the Registrant, as successor to Glasstech Sub Co., and CIBC Wood Gundy Securities Corp.

21.1(a)	List of Subsidiaries.

(a)	Incorporated by reference from the Company’s Registration Statement on Form S-4 (Registration No. 333-34391) (the “Form S-4”) filed on August 26, 1997. Each of the above exhibits has the same exhibit number in the Form S-4.

(b)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on February 11, 1999.

(c)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on September 23, 1999.

(d)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 13, 2000.

(e)	Filed herewith.

E-1