Form 10-Q
period 2001-09-30
GLASSTECH INC
filed 2001-11-14
CIK 857565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended September 30, 2001

or

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

Yes    No

The number of shares common stock, $.01 par value as of November 9, 2001 was 1,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         The condensed consolidated financial statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements. Accordingly they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Annual Report on Form 10-K for the fiscal year ended June 30, 2001, as filed with the Securities and Exchange Commission on September 28, 2001. The interim results of operations are not necessarily indicative of results for the entire year.

GLASSTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2001	June 30, 2001

	(Unaudited)

Assets

Current assets:

Cash and cash equivalents	$85	$6,197

Accounts receivable:

Contracts:

Uncompleted, including unbilled amounts of $2,556 and $1,563	3,729	6,637

Completed	1,120	1,371

Trade, less allowance of $40 for doubtful accounts	1,843	1,810

	6,692	9,818

Inventory:

Replacement and service parts	1,959	1,798

Furnace and other	680	680

	2,639	2,478

Prepaid expenses	515	341

Total current assets	9,931	18,834

Property, plant and equipment, net	4,422	4,656

Other assets:

Patents, less accumulated amortization of $7,340 and $6,908	10,943	11,375

Goodwill, less accumulated amortization of $10,805 and $10,176	39,620	40,249

Deferred financing costs and other	1,761	1,919

Total other assets	52,324	53,543

	$66,677	$77,033

Liabilities and capital deficiency

Current liabilities:

Revolving Credit Facility	$1,527	$3,000

Accounts payable	4,387	3,772

Billings in excess of costs and estimated earnings on uncompleted contracts	1,240	4,344

Accrued liabilities:

Interest	2,231	4,462

Contract costs	1,733	1,844

Salaries and wages	854	1,315

Other	904	893

	5,722	8,514

Total current liabilities	12,876	19,630

Long-term debt	69,705	69,679

Nonpension postretirement obligation	502	493

Capital deficiency:

Common stock $.01 par value; 1,000 shares authorized, issued and outstanding	—	—

Additional capital	11,722	11,722

Note receivable from parent	(656)	(656)

Deficit	(27,472)	(23,835)

Total capital deficiency	(16,406)	(12,769)

	$66,677	$77,033

See accompanying notes.

GLASSTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2001	2000

Net revenue	$9,788	$10,415

Cost of goods sold	7,143	7,153

Gross profit	2,645	3,262

Selling, general and administrative expenses	1,814	2,056

Research and development expenses	975	887

Amortization expense	1,061	1,061

Operating loss	(1,205)	(742)

Interest expense	(2,444)	(2,417)

Other income – net	12	26

Net loss	$(3,637)	$(3,133)

See accompanying notes.

GLASSTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,
	2001	2000

Operating activities:

Net loss	$(3,637)	$(3,133)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,458	1,501

Accretion of debt discount	26	27

Nonpension postretirement benefit obligation expense in excess of payments	9	9

Changes in assets and liabilities affecting operations:

Accounts receivable	3,126	(3,568)

Inventory	(161)	(178)

Prepaid expenses	(174)	(149)

Accounts payable	615	(82)

Billings in excess of costs and estimated earnings on uncompleted contracts	(3,104)	3,843

Accrued liabilities	(2,792)	(2,593)

Net cash used in operating activities	(4,634)	(4,323)

Investing activities

Additions to property, plant and equipment	(6)	(34)

Other	1	1

Net cash used in investing activities	(5)	(33)

Financing activities

Revolving credit facility	(1,473)	-

Net cash used in financing activities	(1,473)	-

Decrease in cash and cash equivalents	(6,112)	(4,356)

Cash and cash equivalents at beginning of period	6,197	5,668

Cash and cash equivalents at end of period	$85	$1,312

Supplemental disclosure of cash flow information:

Cash paid during the period for the following:

Interest	$4,489	$4,463

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

         The condensed consolidated balance sheet as of June 30, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         In June 2001 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under the new rule, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company will apply the new accounting rules for goodwill beginning July 1, 2002 but has not yet determined the effects of these statements on the earnings and financial position of the Company.

2. Notes Payable and Long-Term Debt

         In connection with the Transaction, the Company issued $70,000 of 123/4% Senior Notes due 2004. Interest on the Senior Notes is payable semi-annually on each January 1 and July 1. The terms of the Senior Notes do not require any scheduled principal payments prior to maturity.

         The Company also entered into a revolving credit facility (the “Credit Facility”) in connection with the Transaction. The Credit Facility is available to fund working capital requirements as needed, and to secure standby letters of credit. The Credit Facility provides for borrowings up to $13,000 (including standby letters of credit), subject to a borrowing base of certain qualifying assets up to a maximum of $7,000. Any borrowings or standby letters of credit above $7,000 must be cash collateralized. The Credit Facility provides for interest on outstanding borrowings at the LIBOR rate plus 2.5% (6.0% at September 30, 2001), payable monthly. The Credit Facility is secured by substantially all of the assets of the Company. At September 30, 2001, the borrowing base approximated $6,356, on which the Company had outstanding borrowings of $1,527 and standby letters of credit of $1,300.

         The Senior Notes and Credit Facility, as amended, contain numerous financial and other covenants which include the maintenance of certain levels of earnings as defined, restrictions on the payment of dividends and the incurrence of additional indebtedness as well as other types of business activities and investments. In November 2001, in order to remain in compliance, the Company’s Credit Facility was amended to modify the fixed charge coverage ratio covenant for the first fiscal quarter ended September 30, 2001. Furthermore, the amendment permitted the Company to borrow under the Credit Facility until February 14, 2002 without regard to whether or not it is in compliance with the fixed charge coverage ratio for the second fiscal quarter ending December 31, 2001. The Company believes that it is in material compliance with all covenants as amended.

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

         General risks that may impact the achievement of such forecasts include: compliance with new laws and regulations; significant raw material price fluctuations; currency exchange rate fluctuations; business cycles; and political uncertainties. Specific risks to the Company include the risk of recession in the markets and industries in which its products are sold; the concentration of a significant portion of the Company’s revenues from customers whose equipment needs are located in the Asia-Pacific region; the concentration of a substantial percentage of the Company’s sales with a few major customers, several of whom have significant manufacturing presence in the Asia-Pacific region; the timing of new system orders and the timing of payments due on such orders; changes in installation schedules, which could lead to deferral of progress payments or unanticipated production costs; new or emerging technologies from current competitors, customers’ in-house engineering departments and others; competition from current competitors, customers’ in-house engineering departments and others; and the emergence of a substitute for glass. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company’s plans and objectives will be achieved.

         The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, as filed with the Securities and Exchange Commission on September 28, 2001. The interim results of operations, historical results and percentage relationships set forth in this MD&A section and the financial statements, including trends that might appear, should not be taken as indicative of future operations.

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

Results of Operations

         The following table sets forth the amounts and the percentage of total net revenue for certain revenue and expense items for the periods indicated:

	Three months Ended
	September 30,
	2001		2000

Net revenue (a)

Original Equipment	$5,914	60.4%	$5,611	53.9%

Aftermarket	3,874	39.6	4,804	46.1

Total net revenue	9,788	100.0	10,415	100.0

Cost of goods sold (a)	7,143	73.0	7,153	68.7

Gross profit	2,645	27.0	3,262	31.3

Selling, general and administrative	1,814	18.5	2,056	19.7

Research and development expense	975	10.0	887	8.5

Amortization expense (b)	1,061	10.8	1,061	10.2

Operating loss	(1,205)	(12.3)	(742)	(7.1)

Amortization expense (b)	1,061	10.8	1,061	10.2

Depreciation expense	238	2.5	282	2.7

EBITDA	$94	1.0%	$601	5.8%

(a)	Contract revenues and cost of goods sold are recognized on a percentage completion basis measured by the percentage of costs incurred to the estimated total costs of each contract.

(b)	Amortization expense excludes the amortization of deferred financing costs, which is included with interest expense.

Three months Ended September 30, 2001 compared with the Three months Ended September 30, 2000

         Net revenue for the three months ended September 30, 2001 decreased $627, or 6.0%, to $9,788 from $10,415 for the three months ended September 30, 2000. Original Equipment revenue increased $303, or 5.4%, to $5,914 for the three months ended September 30, 2001 compared to $5,611 for the three months ended September 30, 2000. Aftermarket revenue decreased $930, or 19.4% to $3,874 for the three months ended September 30, 2001 from $4,804 for the three months ended September 30, 2000. The decrease in aftermarket revenue was primarily the result of a decrease in retrofit and tooling revenue partially offset by slight increases in other aftermarket revenue. Retrofit and tooling revenues fluctuate based on customer demands and are influenced by a variety of factors, including economic conditions and the customers’ retrofit schedules and the timing of automotive manufacturers’ design changes, which may impact the release of tooling orders.

         A significant portion of the Company’s net revenue is generated from customers outside the United States. For the three months ended September 30, 2001, Original Equipment revenue from foreign customers decreased to $3,213 (54.3% of total Original Equipment revenue) as compared to $4,024 (71.7% of total Original Equipment revenue) for the three months ended September 30, 2000. The percentage of aftermarket revenue from foreign customers increased to 60.1% of total aftermarket revenue for the three months ended September 30, 2001 compared to 57.9% for the three months ended September 30, 2000. The portion of the Company’s net revenue generated from customers outside the United States can fluctuate from time to time depending on location of contract signings.

         Gross profit decreased $617 to $2,645, at a gross margin percentage of 27.0% for the three months ended September 30, 2001 compared to $3,262, at a gross margin of 31.3% for the three months ended September 30, 2000. The decline in the gross profit and gross margin is the result of the current mix of contracts.

         Selling, general and administrative expenses decreased $242, or 11.8%, to $1,814 for the three months ended September 30, 2001 as compared to $2,056 for the three months ended September 30, 2000. This decrease in fiscal 2002 was primarily the result of non-recurring sales and marketing expense related to a bi-annual trade show in fiscal year 2001.

         Research and development expenses increased $88 or 9.9% to $975 for the three months ended September 30, 2001 as compared to $887 for the three months ended September 30, 2000, due to an increase in project costs partially offset by decreases in utilities, depreciation and other costs.

         Operating loss increased $463 to $1,205 for the three months ended September 30, 2001 as compared to $742 for the three months ended September 30, 2000. The increase in operating loss was the result of the decline in gross profit as well as the increase in research and development expenses, partially offset by the decrease in selling, general and administrative expenses.

         No income tax expense or benefit has been provided in the three months ended September 30, 2001 and 2000 due to the recorded loss and the uncertainty related to the future realization of such amounts.

         Net loss was $3,637 for the three months ended September 30, 2001 compared to a net loss of $3,133 for the three months ended September 30, 2000. The increase in net loss was the result of the increase in the operating loss.

         EBITDA, which is defined as operating profit plus depreciation and amortization, was $94 for the three months ended September 30, 2001 compared to $601 for the three months ended September 30, 2000. The decrease in EBITDA was the result of the increase in operating loss.

Liquidity and Capital Resources

         The Transaction and the operating results of the current quarter and fiscal 2001 have significantly impacted the Company’s liquidity and capital resources. The Company’s primary sources of liquidity are funds provided by operations and amounts available under the Credit Facility. The Senior Notes do not require any principal payments prior to maturity. Interest payments on the Senior Notes of $4,464 are due each January 1, and July 1. The Credit Facility is available to fund working capital requirements as needed and to secure standby letters of credit. The Credit Facility provides for borrowings up to $13,000 (including standby letters of credit), subject to a borrowing base of certain qualifying assets up to a maximum of $7,000. Any borrowings or standby letters of credit above $7,000 must be cash collateralized. The Credit Facility is secured by substantially all of the assets of the Company. At September 30, 2001, the borrowing base approximated $6,356, on which the Company had outstanding borrowings of $1,527 and standby letters of credit of $1,300. The Company believes it is in material compliance with all covenants.

         The Company’s ability to generate positive cash flow has been negatively affected by the lower level of contract signings in fiscal 2001 and 2000. In addition, the Company has incurred significant losses in fiscal 2001 and the first quarter of fiscal 2002. Management has been actively working on these matters, and has implemented cost reduction and revenue growth initiatives. Furthermore, management is negotiating to expand amounts available under its Credit Facility as well as seeking other sources of financing.

         In September 2001, the Company’s Credit Facility was amended to modify the fixed charge coverage ratio covenant for the fourth fiscal quarter ended June 30, 2001. This amendment permits the Company to borrow under the Credit Facility until November 14, 2001 without regard to whether or not it is in compliance with the fixed charge coverage ratio for the first fiscal quarter ending September 30, 2001. In November 2001, the Company further amended the Credit Facility to modify the fixed charged coverage ratio covenant for the fiscal quarter ended September 30, 2001 and permit the Company to borrow under the Credit Facility until February 14, 2002.

         At September 30, 2001, the Company had only a nominal amount of cash on hand and $3,529 available to borrow under the Credit Facility. If the Company’s cash flow from operations does not improve substantially during the quarter ending December 31, 2001 or the Company is unable to expand its borrowing ability under its existing Credit Facility then, absent some other type of cash infusion, it will not have sufficient cash to make its interest payment due under the Senior Notes on January 2, 2002.

         The Company’s ability to continue as a going concern is dependent on its ability to generate cash from new contract signings coupled with the success of the initiatives described above. There can be no assurance, however, that the Company will be able to successfully achieve new signings or implement any of these initiatives.

         Net cash provided by operating activities can vary significantly from quarter to quarter due to the number of new system signings and the amount and timing of new system payments. In most instances, progress payments on new system orders are invoiced or received in advance of revenue recognition. When progress payments are invoiced or received in advance of such revenue recognition, the Company increases current liabilities represented by its billings in excess of costs and estimated earnings on uncompleted contracts. When the revenue is earned, the Company recognizes the revenue and reduces the billings in excess of costs and estimated earnings on uncompleted contract balances. Net cash used in operating activities for the three months ended September 30, 2001 was $4,634 whereas for the three months ended September 30, 2000, net cash used in operating activities was $4,323. This increase in net cash used in operating activities for the three months ended September 30, 2001 was due in part to the decrease in new original equipment signings and the timing of new system payments.

         The Company has a backlog (on a percentage of completion basis) at September 30, 2001 of $9,433 as compared to $13,455 at June 30, 2001. The Company expects to complete a substantial majority of this backlog within the next 12 months. Original equipment and aftermarket signings for the three months ended September 30, 2001 were $5,871 compared to $22,595 for the three months ended September 30, 2000. The mix of signings by type and breakdown by geographic region for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 is as follows:

•	Automotive signings, as a percentage of total signings, decreased to 60% for the first quarter of fiscal 2002 compared to 92% for the first quarter of fiscal 2001. Architectural signings, as a percentage of total signings, increased to 40% for the first quarter of fiscal 2002 compared to 8% for the first quarter of fiscal 2001.

•	The mix of signings by geographic region, as a percentage of total signings, changed significantly between the periods. Signings in the Americas (North, Central and South America) increased to 55% for the first quarter of fiscal 2002 compared to 11% for the first quarter of fiscal 2001. Signings in Europe increased to 13% for the first quarter of fiscal 2002 compared to 9% for the first quarter of fiscal 2001. Signings in the Asia-Pacific region decreased to 32% for the first quarter of fiscal 2002 compared to 80% for the first quarter of fiscal 2001. The Company continues to see quoting activity and contract signings for the Asia-Pacific region and the Company believes that given world demographics and long term economic trends, the Asia-Pacific region will continue to represent a significant market for the Company’s products.

         Capital expenditures, including demonstration furnaces classified as fixed assets, were $6 for the three months ended September 30, 2001 and $34 for the three months ended September 30, 2000. Future capital expenditures, excluding demonstration furnaces, used to replace or improve operating equipment and facilities are estimated to be less than $250 for the year. In addition, the Company intends to make periodic replacements and improvements on demonstration furnaces, which are used for customer demonstrations and research and development purposes. Demonstration furnaces, which outlive their usefulness for customer demonstrations or research and development purposes, or both, may be refurbished and sold or put to other applicable uses.

         As of June 30, 2001, the Company had net operating loss (“NOL”) carryforwards for regular and alternative minimum tax purposes of approximately $61,657 and $58,070, respectively, which expire in the years 2009 through 2016.

         The Company’s business is subject to rapid fluctuations due to changes in the world markets for the end products produced by its equipment (largely in the cyclical markets of automobiles and construction), currency fluctuations, the local economies of those countries where users and potential users of the Company’s equipment are located, geopolitical events and other macroeconomic forces largely beyond the ability of the Company to predict or control. Except as discussed above, management is not currently aware of any trends, demands, commitments or uncertainties which will or which are reasonably likely to result in a material change in the Company’s liquidity.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

2.1(a)	Agreement and Plan of Merger

2.2(a)	Amendment to Agreement and Plan of Merger

3.1(a)	Restated Certificate of Incorporation of the Registrant

3.2(a)	By-laws of the Registrant

4.1(a)	Indenture (including form of Note)

4.2(a)	First Supplemental Indenture

10.1(a)	Financing and Security Agreement between Bank of America, N.A., (f/k/a NationsBank, N.A.) and the Registrant

10.1.1(b)	Second Amendment to Financing and Security Agreement between Bank of America, N.A., (f/k/a NationsBank, N.A.) and the Registrant

10.1.2(c)	Third Amendment to Financing and Security Agreement between Bank of America, N.A., (f/k/a NationsBank, N.A.) and the Registrant

10.1.3(d)	Fourth Amendment to Financing and Security Agreement between Bank of America, N.A., (f/k/a NationsBank, N.A.) and the Registrant

10.1.4(e)	Fifth Amendment to Financing and Security Agreement between UPS Capital Corporation (successor-in-interest to Bank of America, N.A., f/k/a NationsBank, N.A.) and the Registrant

10.1.5(f)	Sixth Amendment to Financing and Security Agreement between UPS Capital Corporation (successor-in-interest to Bank of America, N.A., f/k/a NationsBank, N.A.) and the Registrant

10.2(a)	Plant and Office Lease

10.3(a)	Warehouse Lease

10.4(a)	Advisory Agreement between the Registrant and Key Equity Capital Corporation

10.5(a)	Form of Exchange Agent Agreement between United States Trust Company of New York and the Registrant

10.6(a)	Employment Agreement among Glasstech Holding Co., the Registrant and John S. Baxter

10.7(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Mark D. Christman

10.8(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Larry E. Elliott

10.9(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Ronald A. McMaster

10.10(a)	Employment Agreement among Glasstech Holding Co., the Registrant and James P. Schnabel, Jr.

10.11(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Diane S. Tymiak

10.12(a)	Employment Agreement among Glasstech Holding Co., the Registrant and Kenneth H. Wetmore

10.13(a)	Securities Purchase Agreement between the Registrant, as successor to Glasstech Sub Co., and CIBC Wood Gundy Securities Corp.

10.14(a)	Registration Rights Agreement between the Registrant, as successor to Glasstech Sub Co., and CIBC Wood Gundy Securities Corp.

(a)	Incorporated by reference from the Company’s Registration Statement on Form S-4 (Registration No. 333-34391) (the “Form S-4”) filed on August 26, 1997. Each of the above exhibits has the same exhibit number in the Form S-4.

(b)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on February 11, 1999.

(c)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on September 23, 1999.

(d)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 13, 2000.

(e)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on September 28, 2001.

(f)	Filed herewith

(b)	No reports on Form 8-K were filed during the fiscal quarter covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSTECH, INC., a Delaware Corporation

Date: November 14, 2001	/s/ Mark D. Christman Mark D. Christman President and Chief Executive Officer

Date: November 14, 2001	/s/ Diane S. Tymiak Diane S. Tymiak Vice President, Treasurer and Chief Financial Officer (Principal Accounting Officer)